Form 10-Q
period 1997-09-30
RICHMOND COUNTY FINANCIAL CORP
filed 1998-01-29
CIK 1046685

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

                         Commission File Number 0-23271


                         RICHMOND COUNTY FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                         06-1498455
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                 (I.R.S.Employer
or organization)                                             Identification No.)


1214 Castleton Avenue, Staten Island, New York                       10310
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                                 (718) 448-2800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changes since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes              No   X
                                                        -------         ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: No shares were outstanding as of January 28, 1998.

                          PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements.
           --------------------

     Richmond County Financial Corp. is a newly formed holding company formed for the purpose of acquiring all of the common stock of Richmond County Savings Bank concurrent with its conversion from mutual to stock form of organization. At this time and until the conversion is complete, Richmond County Financial Corp. is a noncapitalized shell corporation with no business activities. For a further discussion of Richmond County Financial Corp.'s formation and intended operations see the Form S-1 Registration Statement as amended, initially filed on October 2, 1997 and declared effective on December 15, 1997. The description of Richmond County Financial Corp. in these filings is incorporated herein by reference.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ----------------------

          See Item 1.


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

          None.

Item 2.   Changes in Securities and Use of Proceeds.
          -----------------------------------------

          None.

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          None.

Item 5.   Other Information.
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K (ss.249.308 of this Chapter).
          -------------------------------------------------------------

          None.



                          RICHMOND COUNTY SAVINGS BANK
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (IN THOUSANDS)


                                                                  SEPTEMBER 30,                JUNE 30,
                                                                      1997                       1997
                                                               -------------------        ------------------
                                                                   (Unaudited)
                       ASSETS
Cash and due from banks ....................................       $   24,497               $   26,543
Federal funds sold .........................................            4,000                    6,000
Securities held to maturity:
      Investment securities ................................          187,469                  205,201
      Mortgage-backed and mortgage related securities ......          147,737                  185,122
Securities available for sale:
      Investment securities.................................           40,764                   19,706
      Mortgage-backed and mortgage related securities.......           76,286                   27,398
Loans receivable:
      Real estate loans ....................................          487,380                  471,601
      Other loans ..........................................           34,050                   30,127
      Less allowance for loan losses........................           (5,914)                  (5,470)
                                                                   ----------               ----------
Total loans receivable, net ................................          515,516                  496,258
Banking premises and equipment, net ........................           12,087                   12,058
Accrued interest receivable ................................            8,361                    8,268
Other real estate owned ....................................              786                      662
Net deferred tax assets ....................................            2,579                    2,942
Other assets ...............................................            3,698                    3,212
                                                                   ----------               ----------

TOTAL ASSETS ...............................................       $1,023,780               $ 993,370
                                                                   ==========               =========

                          LIABILITIES AND NET WORTH
Demand deposits ............................................       $   91,135               $  92,959
Savings, NOW and Money market accounts .....................          487,949                 493,506
Certificates of deposit ....................................          307,487                 298,066
                                                                   ----------               ---------
      Total deposits .......................................          886,571                 884,531
Securities sold under agreements to repurchase                         25,639                      --
Accrued expenses and other liabilities .....................            7,317                   7,974
                                                                   ----------               ---------
      Total liabilities                                               919,527                 892,505
      Net worth ............................................          104,253                 100,865
                                                                   ----------               ---------
TOTAL LIABILITIES AND NET WORTH ............................       $1,023,780               $ 993,370
                                                                   ==========               =========

     See accompanying notes to unaudited consolidated financial statements.


                          RICHMOND COUNTY SAVINGS BANK
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)



                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                 -------------------------------------
                                                                               (Unaudited)

                                                                         1997                1996
                                                                 -----------------       -------------
INTEREST INCOME:
    Loans ................................................           $ 10,319              $ 9,006
    Debt and equity securities ...........................              3,153                4,939
    Mortgage-backed and mortgage related securities ......              3,848                1,395
    Federal funds sold ...................................                 94                  295
    Other ................................................                340                  122
                                                                     --------              -------
          Total interest income ..........................             17,754               15,757
                                                                     --------              -------
INTEREST EXPENSE:
    Deposits .............................................              7,519                6,697
    Securities sold under repurchase agreements ..........                 77                   --
                                                                     --------              -------
          Total interest expense .........................              7,596                6,697
                                                                     --------              -------
NET INTEREST INCOME.......................................             10,158                9,060
Provision for loan losses ................................                450                  400
                                                                     --------              -------
Net interest income after provision for loan losses ......              9,708                8,660
                                                                     --------              -------

NON-INTEREST INCOME:
    Fee income ...........................................                818                  728
    Net loss on sale of securities and loans .............                 (5)                (117)
                                                                     --------              -------
          Total non-interest income ......................                813                  611
                                                                     --------              -------

NON-INTEREST EXPENSE:
    Salaries and employee benefits .......................              2,459                2,466
    Occupancy costs ......................................                791                  754
    Computer service fees ................................                639                  540
    Advertising ..........................................                153                  116
    Amortization of deposit premium ......................                 78                   78
    FDIC insurance premiums ..............................                 38                   57
    Other ................................................                794                  755
                                                                     --------              -------
          Total non-interest expense .....................              4,952                4,766
                                                                     --------              -------

Income before income taxes................................              5,569                4,505
Provision for income taxes ...............................              2,716                2,117
                                                                     --------              -------

NET INCOME................................................           $  2,853              $ 2,388
                                                                     ========              =======

     See accompanying notes to unaudited consolidated financial statements.


                          RICHMOND COUNTY SAVINGS BANK
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                -----------------------------------------
                                                                                (Unaudited)
                                                                      1997                     1996
                                                                ----------------         ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......................    $   2,718                 $   8,631

CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in loans receivable, net ..........................      (19,545)                  (29,466)
    Loans purchased ............................................           --                      (944)
    Investment securities held to maturity:
          Maturities and redemptions                                   17,632                    24,126
          Purchases                                                        --                   (13,013)
    Investment securities available for sale:
          Sales and redemptions                                            --                     4,000
          Purchases ............................................      (10,497)                     (116)
    Mortgage-backed and mortgage related securities held
    to maturity:
          Maturities ...........................................       28,147                        --
          Principal collected ..................................        9,251                     5,841
          Purchases ............................................           --                   (14,900)
    Mortgage-backed and mortgage related securities
    available for sale:
          Principal collected ..................................        1,233                        74
          Purchases                                                   (59,607)                       --
    Net addition to banking premises and equipment .............         (276)                     (296)
                                                                    ---------                 ---------
          Net cash used in investing activities                       (33,662)                  (24,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits ...................................          966                     3,288
    Increase in escrow accounts ................................          293                       502
    Increase in securities sold under repurchase agreements.....       25,639                        --
                                                                    ---------                 ---------
          Net cash provided by financing activities ............       26,898                     3,790
                                                                    ---------                 ---------
    Net decrease in cash and cash equivalents                          (4,046)                  (12,273)
    Cash and cash equivalents at beginning of period ...........       32,543                    49,272
                                                                    ---------                 ---------
    Cash and cash equivalents at end of period .................     $ 28,497                 $  36,999
                                                                    =========                 =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest ...............................................    $   7,596                 $   6,702
          Income taxes .........................................        1,584                     2,118

     See accompanying notes to unaudited consolidated financial statements.

                          RICHMOND COUNTY SAVINGS BANK
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


1.   General
     -------

     Richmond County Financial Corp. is a newly formed holding company formed for the purpose of acquiring all of the common stock of Richmond County Savings Bank concurrent with its conversion from mutual to stock form of organization. At September 30, 1997, Richmond County Financial Corp. was a shell corporation with no business activities and no assets. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto, included in the Registration Statement on Form S-1 for Richmond County Financial Corp.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    RICHMOND COUNTY FINANCIAL CORP.


Dated:   January 29, 1998           By:   /s/ Michael F. Manzulli
         ---------------------            -------------------------------
                                          Michael F. Manzulli
                                          Chairman of the Board and Chief
                                          Executive Officer


Dated:   January 29, 1998           By:   /s/ Thomas R. Cangemi
         ---------------------            -------------------------------
                                          Thomas R. Cangemi
                                          Senior Vice President, Chief Financial
                                          Officer and Secretary