Form 10-Q
period 1997-12-31
RICHMOND COUNTY FINANCIAL CORP
filed 1998-02-10
CIK 1046685

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------

                         Commission File Number 0-23271


                         RICHMOND COUNTY FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                             06-1498455
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


1214 Castleton Avenue, Staten Island, New York                            10310
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
                                                          Yes         No   X
                                                         -----           -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: No shares were outstanding as of February 10, 1998.

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.
            --------------------

      Richmond County Financial Corp. is a newly formed holding company formed for the purpose of acquiring all of the common stock of Richmond County Savings Bank concurrent with its conversion from mutual to stock form of organization. At this time and until the conversion is complete, Richmond County Financial Corp. is a noncapitalized shell corporation with no business activities. For a further discussion of Richmond County Financial Corp.'s formation and intended operations see the Form S-1 Registration Statement as amended, initially filed on October 2, 1997 and declared effective on December 15, 1997. The description of Richmond County Financial Corp.in these filings is incorporated herein by reference.

Item 2.     Management's  Discussion  and  Analysis  of  Financial Condition and
            --------------------------------------------------------------------
            Results of Operations.
            ---------------------

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

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            None.

Item 5.     Other Information.
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K (Section 249.308 of this Chapter).
            ------------------------------------------------------------------

            None.



                                    RICHMOND COUNTY SAVINGS BANK
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                          (IN THOUSANDS)


                                                           DECEMBER 31,         JUNE 30,
                                                               1997               1997
                                                         ---------------      ------------
                                                           (UNAUDITED)
                 ASSETS
Cash and due from banks ...........................       $   28,694          $  26,543
Federal funds sold ................................            7,000              6,000
Securities held to maturity:
   Investment securities ..........................          155,630            205,201
   Mortgage-backed and mortgage related securities.          129,482            185,122
Securities available for sale:
   Investment securities...........................           56,347             19,706
   Mortgage-backed and mortgage related securities.          150,077             27,398
Loans receivable:
   Real estate loans ..............................          510,292            471,601
   Other loans ....................................           35,774             30,127
   Less allowance for loan losses..................           (6,138)            (5,470)
                                                          -----------         ----------
Total loans receivable, net .......................          539,928            496,258
Banking premises and equipment, net ...............           12,151             12,058
Accrued interest receivable .......................            8,260              8,268
Other real estate owned ...........................              926                662
Net deferred tax assets ...........................            1,768              2,942
Other assets ......................................            5,777              3,212
                                                          ----------          ---------

TOTAL ASSETS ......................................       $1,096,040          $ 993,370
                                                          ==========          =========

        LIABILITIES AND NET WORTH
Demand deposits ...................................       $  102,481          $  92,959
Savings, NOW and Money market accounts ............          491,659            493,506
Certificates of deposit ...........................          318,079            298,066
                                                          ----------          ---------
   Total deposits .................................          912,219            884,531
Securities sold under agreements to repurchase.....           55,700              --
Borrowings from the Federal Home Loan Bank.........           14,000              --
Accrued expenses and other liabilities.............            6,673              7,974
                                                          ----------          ---------
   Total liabilities...............................          988,592            892,505
   Net worth ......................................          107,448            100,865
                                                          ----------          ---------
TOTAL LIABILITIES AND NET WORTH ...................       $1,096,040          $ 993,370
                                                          ==========          =========

          See accompanying notes to unaudited consolidated financial statements.



                                    RICHMOND COUNTY SAVINGS BANK
                                  CONSOLIDATED STATEMENTS OF INCOME
                                           (IN THOUSANDS)


                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             DECEMBER 31,           DECEMBER 31,
                                                          -------------------  -------------------
                                                                        (Unaudited)

                                                            1997        1996     1997      1996
                                                          --------   --------  --------  ---------
INTEREST INCOME:
  Loans .............................................     $ 10,789   $ 9,425   $ 21,107  $ 18,433
  Debt and equity securities ........................        2,713     4,509      5,865     9,448
  Mortgage-backed and mortgage related securities....        4,692     1,934      8,540     3,329
  Federal funds sold ................................          139       192        234       487
  Other .............................................          578        80        919       202
                                                          --------   -------   --------  --------
     Total interest income ..........................       18,911    16,140     36,665    31,899
                                                          --------   -------   --------  --------

INTEREST EXPENSE:
  Deposits ..........................................       7,642      6,828     15,161    13,525
  Borrowed funds ....................................         712         --        789        --
                                                          -------    -------   --------  --------
     Total interest expense .........................       8,354      6,828     15,950    13,525
                                                          -------    -------   --------  --------
NET INTEREST INCOME..................................      10,557      9,312     20,715    18,374
Provision for loan losses ...........................         450        270        900       540
                                                          -------    -------   --------  --------
Net interest income after provision for loan losses..      10,107      9,042     19,815    17,834
                                                          -------    -------   --------  --------

NON-INTEREST INCOME:
  Fee income ........................................         825        609      1,647     1,337
  Net gain (loss) on sale of securities and loans....          78         50         73       (69)
  Other..............................................          --         25         --        25
                                                          -------    -------   --------  --------
     Total non-interest income ......................         903        684      1,720     1,293
                                                          -------    -------   --------  --------

NON-INTEREST EXPENSE:
  Salaries and employee benefits ....................       2,817      2,518      5,277     4,984
  Occupancy costs ...................................         802        732      1,593     1,487
  Computer service fees .............................         445        511      1,084     1,050
  Advertising .......................................         439        207        592       323
  Amortization of deposit premium ...................          78         78        157       157
  FDIC insurance premiums ...........................          39        551         77       607
  Other .............................................         932        448      1,727     1,203
                                                          -------    -------   --------  --------
     Total non-interest expense .....................       5,552      5,045     10,507     9,811
                                                          -------    -------   --------  --------

Income before income taxes...........................       5,458      4,681     11,028     9,316
Provision for income taxes ..........................       2,647      2,200      5,364     4,378
                                                          -------    -------   --------  --------

NET INCOME...........................................     $ 2,811    $ 2,481   $  5,664  $  4,938
                                                          =======    =======   ========  ========

       See accompanying notes to unaudited consolidated financial statements.



                                    RICHMOND COUNTY SAVINGS BANK
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (IN THOUSANDS)


                                                                      SIX MONTHS ENDED
                                                                         DECEMBER 31,
                                                               --------------------------------
                                                                          (UNAUDITED)
                                                                    1997               1996
                                                               ---------------   --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............        $     3,996       $   15,703

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in loans receivable, net ....................           (30,976)         (52,829)
  Loans purchased ......................................           (12,880)            (910)
  Investment securities held to maturity:
     Maturities and redemptions........................             49,377           59,435
     Purchases.........................................                 --          (17,611)
  Investment securities available for sale:
     Sales and redemptions.............................              1,196           15,954
     Purchases ........................................            (26,838)            (175)
  Mortgage-backed and mortgage related securities held
  to maturity:
     Maturities ........................................            33,370            2,166
     Principal collected ...............................            22,337           11,030
     Purchases .........................................                --          (64,113)
  Mortgage-backed and mortgage related securities
  available for sale:
     Calls and redemptions..............................             2,797               --
     Principal collected ...............................             5,877              121
     Purchases........................... ..............          (140,466)          (4,893)
  Net addition to banking premises and equipment........              (623)            (972)
                                                               ------------      -----------
     Net cash used in investing activities..............           (96,829)         (52,797)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net increase in deposits .............................            26,335           20,464
  Net (decrease) increase in escrow accounts............               (51)             191
  Increase in securities sold under repurchase agreements           55,700               --
  Increase in borrowings from the Federal Home
    Loan Bank...........................................            14,000               --
                                                               -----------       ----------
     Net cash provided by financing activities..........            95,984           20,655
                                                               -----------       ----------
  Net increase (decrease) in cash and cash equivalents..             3,151          (16,439)
  Cash and cash equivalents at beginning of period......            32,543           49,272
                                                               -----------       ----------
  Cash and cash equivalents at end of period............       $    35,694       $   32,833
                                                               ===========       ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for:
     Interest ..........................................       $    15,950       $   13,527
     Income taxes ......................................             4,294            4,048


         See accompanying notes to unaudited consolidated financial statements.

                          RICHMOND COUNTY SAVINGS BANK
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    General
      -------

      Richmond County Financial Corp. is a newly formed holding company formed for the purpose of acquiring all of the common stock of Richmond County Savings Bank concurrent with its conversion from mutual to stock form of organization. At December 31, 1997, Richmond County Financial Corp. was a shell corporation with no business activities and no assets. The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six months ended December 31, 1997 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with audited consolidated financial statements and notes thereto, included in the Registration Statement on Form S-1 for Richmond County Financial Corp.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                         RICHMOND COUNTY FINANCIAL CORP.


Dated: February 10, 1998           By:   /s/ Michael F. Manzulli
       -------------------               --------------------------------------
                                         Michael F. Manzulli
                                         Chairman of the Board and Chief
                                         Executive Officer


Dated: February 10, 1998           By:   /s/ Thomas R. Cangemi
       -------------------               --------------------------------------
                                         Thomas R. Cangemi
                                         Senior Vice President, Chief Financial
                                         Officer and Secretary