Form 10-Q
period 1998-03-31
RICHMOND COUNTY FINANCIAL CORP
filed 1998-05-14
CIK 1046685

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998        Commission File No. 0-23271


                        RICHMOND COUNTY FINANCIAL CORP.
             (Exact name of Registrant as specified in its charter)


           Delaware                                    06-1498455
   (State of Incorporation)              (I.R.S. Employer Identification Number)


                             1214 Castleton Avenue
                         Staten Island, New York 10310
              (Address of principal executive offices) (Zip Code)

                                 718-448-2800
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X       No
                               -----        -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


As of May 14, 1998, there were 26,423,550 shares of the common stock outstanding.

                                   FORM 10-Q
                        RICHMOND COUNTY FINANCIAL CORP.
                                     INDEX
                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
at March 31, 1998 and June 30, 1997.........................................  3

Consolidated Statements of Operations
for the three and nine months ended March 31, 1998 and 1997.................  4

Consolidated Statements of Changes in Stockholders' Equity
for the nine months ended March 31, 1998 and 1997...........................  5

Consolidated Statements of Cash Flows
for the nine months ended March 31, 1998 and 1997...........................  6

Notes to Unaudited Consolidated Financial Statements........................  7

ITEM 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations............................ 10

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk......... 19


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.................................................. 20

ITEM 2.  Changes in Securities and Use of Proceeds.......................... 20

ITEM 3.  Defaults Upon Senior Securities.................................... 20

ITEM 4.  Submission of Matters to a Vote of Security Holders................ 20

ITEM 5.  Other Information.................................................. 20

ITEM 6.  Exhibits and Reports on Form 8-K................................... 20

Exhibit Index............................................................... 21

Signature Page.............................................................. 22


--------------------------------------------------------------------------------
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.
--------------------------------------------------------------------------------

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  MARCH 31,           JUNE 30,
                                                                                    1998                1997
                                                                                ------------         -----------
                                                                                 (Unaudited)
                      ASSETS
Cash and due from banks                                                         $     26,593         $    26,543
Federal funds sold                                                                    31,600               6,000
Securities held to maturity:
    Investment securities                                                                  -             205,201
    Mortgage-backed and mortgage related securities                                        -             185,122
Securities available for sale:
     Investment securities                                                           256,033              19,706
     Mortgage-backed and mortgage related securities                                 551,418              27,398
Loans receivable:
     Real estate loans                                                               539,950             471,601
     Other loans                                                                      27,587              30,127
     Less allowance for loan losses                                                   (6,657)             (5,470)
                                                                                ------------         -----------
Total loans receivable, net                                                          560,880             496,258
Banking premises and equipment, net                                                   12,406              12,058
Accrued interest receivable                                                           10,255               8,268
Other real estate owned                                                                  655                 662
Net deferred tax assets                                                                8,788               2,942
Other assets                                                                           5,177               3,212
                                                                                ------------         -----------
          TOTAL ASSETS                                                          $  1,463,805         $   993,370
                                                                                ============         ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                                 $    118,239         $    92,959
Savings, N.O.W & Money market accounts                                               496,913             493,506
Certificates of deposit                                                              316,047             298,066
                                                                                ------------         -----------
          Total deposits                                                             931,199             884,531
Borrowings from the Federal Home Loan Bank                                           200,000                   -
Accrued expenses & other liabilities                                                   9,924               7,974
                                                                                ------------         -----------
          TOTAL LIABILITIES                                                        1,141,123             892,505

                 STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                  -                   -
Common stock, $.01 par value, 75,000,000 shares authorized;
   26,423,550 shares issued and outstanding at March 31, 1998                            264                   -
Additional paid-in-capital                                                           254,222                   -
Retained earnings-substantially restricted                                            99,608             100,555
Unallocated common stock held by
    Employee Stock Ownership Plan ("ESOP")                                           (34,138)                  -
Net unrealized gain on securities available for sale, net of tax                       2,726                 310
                                                                                ------------         -----------
          TOTAL STOCKHOLDERS' EQUITY                                                 322,682             100,865
                                                                                ------------         -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  1,463,805         $   993,370
                                                                                ============         ===========

    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                        FOR THE                          FOR THE
                                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                        MARCH 31,                        MARCH 31,
                                                               ---------------------------      ---------------------------
                                                                       (Unaudited)                      (Unaudited)
                                                                   1998           1997              1998           1997
                                                               ------------   ------------      ------------   ------------
INTEREST INCOME:
   Loans                                                        $    11,142    $     9,665       $    32,249    $    28,098
   Debt & equity securities                                           3,407          3,863            10,317         13,311
   Mortgage-backed and mortgage related securities                    6,113          2,736            14,452          6,065
   Federal funds sold and interest-earning bank balances              3,313            312             3,622          1,001
                                                               ------------   ------------      ------------   ------------
       Total interest income                                         23,975         16,576            60,640         48,475
                                                               ------------   ------------      ------------   ------------
INTEREST EXPENSE:
   Deposits                                                           8,787          6,916            23,948         20,441
   Borrowed funds                                                     1,386              -             2,175              -
                                                               ------------   ------------      ------------   ------------
       Total interest expense                                        10,173          6,916            26,123         20,441
                                                               ------------   ------------      ------------   ------------
   Net interest income                                               13,802          9,660            34,517         28,034
   Provision for loan losses                                            600            270             1,500            810
                                                               ------------   ------------      ------------   ------------
   Net interest income after provision for loan losses               13,202          9,390            33,017         27,224
                                                               ------------   ------------      ------------   ------------
NON-INTEREST INCOME:
   Fee income                                                           953            825             2,600          2,162
   Net (loss) gain on sale of securities and loans                      (53)             7                20            (62)
   Other                                                                 37              -                37             25
                                                               ------------   ------------      ------------   ------------
       Total non-interest income                                        937            832             2,657          2,125
                                                               ------------   ------------      ------------   ------------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                                     3,564          2,501             8,841          7,485
   Occupancy costs                                                      727            789             2,320          2,276
   Computer service fees                                                435            643             1,519          1,693
   Advertising                                                          237            180               829            503
   Amortization of deposit premium                                       78             78               235            235
   FDIC insurance premiums                                               38            (21)              115            586
   Contribution to Richmond County Savings Foundation                19,558              -            19,558              -
   Other                                                              1,879            886             3,606          2,089
                                                               ------------   ------------      ------------   ------------
       Total non-interest expense                                    26,516          5,056            37,023         14,867
                                                               ------------   ------------      ------------   ------------

   (Loss) income before income taxes                                (12,377)         5,166            (1,349)        14,482
   (Benefit) provision for income taxes                              (5,766)         2,400              (402)         6,778
                                                               ------------   ------------      ------------   ------------

NET (LOSS) INCOME                                               $    (6,611)   $     2,766       $      (947)   $     7,704
                                                               ============   ============      ============   ============

EARNINGS (LOSS) PER SHARE SINCE CONVERSION:
   Basic                                                        $     (0.39)           N/A       $     (0.39)           N/A
   Diluted                                                      $     (0.39)           N/A       $     (0.39)           N/A

    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              (In Thousands, Except Share and Per Share Amounts)

                                                                                               FOR THE
                                                                                           NINE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                       --------------------------
                                                                                              (UNAUDITED)
                                                                                         1998             1997
                                                                                       ---------        ---------
COMMON STOCK (par value)
------------------------
Issuance of 24,466,250 shares of $.01 par value common stock
   in initial public offering                                                           $    245         $      -
Issuance of 1,957,300 shares of $.01 par value common stock
   to the Richmond County Savings Foundation                                                  19                -
                                                                                       ---------        ---------
Balance at end of period                                                                     264                -
                                                                                       ---------        ---------

ADDITIONAL PAID-IN-CAPITAL
--------------------------
Issuance of 24,466,250 shares of common stock in initial public
   offering at $10.00 per share, net of conversion related expenses                      234,644                -
Issuance of 1,957,300 shares of common stock at $10.00 per share
   to the Richmond County Savings Foundation                                              19,553                -
Excess of ESOP compensation cost measured using fair value
   of stock over related cost                                                                 25                -
                                                                                       ---------        ---------
BALANCE AT END OF PERIOD                                                                 254,222                -
                                                                                       ---------        ---------

RETAINED EARNINGS-SUBSTANTIALLY RESTRICTED
------------------------------------------
Balance at beginning of period                                                           100,555           89,830
Net (loss) income                                                                           (947)           7,704
                                                                                       ---------        ---------
Balance at end of period                                                                  99,608           97,534
                                                                                       ---------        ---------

UNALLOCATED COMMON STOCK HELD BY ESOP
-------------------------------------
Open market purchases of Richmond County Financial Corp. common stock
   by ESOP trustee                                                                       (34,571)               -
Allocation from shares purchased with loan from Richmond County Financial
   Corp.                                                                                     433                -
                                                                                       ---------        ---------
Balance at end of period                                                                 (34,138)               -
                                                                                       ---------        ---------

UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE, NET OF TAX
-------------------------------------------------------------------
Balance at beginning of period                                                               310               71
Change in unrealized gain (loss) on securities available for sale, net of tax              2,416              (77)
                                                                                       ---------        ---------
Balance at end of period                                                                   2,726               (6)
                                                                                       ---------        ---------

Total stockholders' equity                                                              $322,682         $ 97,528
                                                                                       =========        =========


    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                              FOR THE
                                                                                        NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ----------------------------
                                                                                            (UNAUDITED)
                                                                                       1998              1997
                                                                                    ----------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            $  10,746         $  19,917

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in loans receivable, net                                                 (43,003)          (65,408)
     Loans purchased                                                                   (21,907)             (910)
     Loans sold                                                                              -             2,004
     Investment securities held to maturity:
          Maturities and redemptions                                                    61,193            99,659
          Purchases                                                                          -           (17,611)
     Investment securities available for sale:
          Sales and redemptions                                                         53,995            11,954
          Purchases                                                                   (142,701)             (190)
     Mortgage-backed and mortgage related securities held to maturity:
          Maturities                                                                    43,556             2,972
          Principal collected                                                           31,987            17,715
          Purchases                                                                          -          (117,105)
     Mortgage-backed and mortgage related securities available for sale:
          Calls and redemptions                                                         90,976                 -
          Principal collected                                                           30,524               182
          Purchases                                                                   (535,598)           (9,819)
     Net addition to banking premises and equipment                                     (1,123)           (1,242)
                                                                                    ----------        ----------
               Net cash used in investing activities                                  (432,101)          (77,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                           46,010            45,775
     Net increase in escrow accounts                                                       658               770
     Increase in borrowings from the Federal Home Loan Bank                            200,000                 -
     Net proceeds of common stock issuance                                             234,908                 -
     Loan to ESOP for open market purchases of common stock                            (34,571)                -
                                                                                    ----------        ----------
               Net cash provided by financing activities                               447,005            46,545
                                                                                    ----------        ----------

     Net increase (decrease) in cash and cash equivalents                               25,650           (11,337)
     Cash and cash equivalents at beginning of period                                   32,543            49,272
                                                                                    ----------        ----------
     Cash and cash equivalents at end of period                                      $  58,193         $  37,935
                                                                                    ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                        $  25,044         $  20,441
     Income taxes                                                                        4,294             4,345


    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements include the accounts of Richmond County Financial Corp. (the "Company"), its direct wholly-owned subsidiary, Richmond County Savings Bank (the "Bank"), and the subsidiaries of the Bank.

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1.

2. Earnings Per Share
   ------------------

Earnings per common share is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding. For the three months ended March 31, 1998, the weighted average number of shares of common stock outstanding was 24,310,295. For the three and nine months ended March 31, 1998, such shares have been reduced, in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans", by the weighted average number of unallocated shares of common stock held by the Bank's ESOP.

3. Conversion to Stock Form of Ownership
   -------------------------------------

On July 31, 1997, the Board of Trustees of the Bank unanimously adopted a Plan of Conversion whereby the Bank would convert from a New York State chartered mutual bank to a New York State chartered stock institution with the concurrent formation of a holding company, Richmond County Financial Corp. (the "Conversion").

The Conversion was completed on February 18, 1998, with the issuance by the Company of 24,466,250 shares of common stock, at a price of $10.00 per share, in an initial public offering. The Company received gross proceeds from the Conversion of $244.7 million, before the reduction from gross proceeds of $9.8 million for estimated conversion related expenses. The Company used $117.4 million, or 50% of the net proceeds, to purchase all of the outstanding stock of the Bank.

Concurrent with the completion of the Conversion, an additional 1,957,300 shares of authorized but unissued shares of common stock were contributed by the Company to the Richmond County Savings Foundation (the "Foundation"), a private foundation dedicated to charitable purposes within the Bank's communities that it serves. The Company recorded a one-time charge of $19.6 million, the full amount of the contribution made to the Foundation and a corresponding deferred tax benefit of $8.4 million, in the third quarter ended March 31,1998. The contribution to the Foundation will be fully tax deductible, subject to an annual limitation based upon the Company's annual taxable income.

4. Employee Stock Ownership Plan
   -----------------------------

In connection with the Conversion, the Bank implemented the ESOP, a tax-qualified plan designed to invest primarily in the Company's common stock. The ESOP will provide eligible employees with the opportunity to receive a Bank-funded retirement benefit based primarily on the value of the common stock. All eligible employees of the Bank and its affiliates, including the Company, as of the effective date of the Conversion, may participate in the ESOP. Subsequent to the Conversion, all eligible employees of the Bank and its affiliates, including the Company, may participate in the ESOP upon the age of 21 and the completion of one year of service. Subsequent to the Conversion, the ESOP purchased, through a $34.6 million loan from the Company, 8%, or 2,113,884 shares of common stock in the open market. The term of the ESOP loan will be 20 years and will be primarily repaid with contributions from the Bank to the ESOP. The Company recognizes compensation expense attributable to its ESOP over the year based upon the estimated number of ESOP shares to be allocated each December 31st.
The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. For the three months ended March 31, 1998, compensation expense attributable to the ESOP was $458,000.

5. Recent Accounting Pronouncements
   --------------------------------

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information About Capital Structure" ("SFAS No. 129"). SFAS No. 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. Specifically, the Statement requires all entities to provide the capital structure disclosures previously required by APB Opinion No. 15. Companies that were exempt from the provisions of APB Opinion No. 15 will now need to make those disclosures. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from net worth and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997 with earlier application permitted.

6. Recent Developments
   -------------------

On April 15, 1998, the Company announced that its Board of Directors declared a quarterly cash dividend of five cents ($0.05) per common share. The dividend is payable on May 15, 1998 to shareholders of record as of May 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Richmond County Financial Corp. is a savings and loan holding company regulated by the Office of Thrift Supervision. The primary operating subsidiary of Richmond County Financial Corp. is Richmond County Savings Bank (the "Bank"), a New York State chartered stock savings bank. While the following discussion of financial condition and results of operations includes the collective results of Richmond County Financial Corp. and the Bank (collectively the "Company"), this discussion reflects principally the Bank's activities as the Company currently does not engage in any significant business activities other than the management of the Bank and the investment of net proceeds from the Bank's mutual to stock conversion, which occurred on February 18, 1998 (the "Conversion").

Financial Condition

Total assets increased by $470.4 million, or 47.4%, from $993.4 million at June 30, 1997 to $1.5 billion at March 31, 1998. The increase in overall assets was primarily due to an increase of $370.0 million in investment and mortgage-backed and mortgage related securities, an increase in net loans of $64.6 million, or 13.0%, and an increase in federal funds sold of $25.6 million. These increases were primarily due to $234.9 million of net proceeds received in the Conversion, $200.0 million of advances received from the Federal Home Loan Bank ("FHLB") and a net increase in overall deposits of $46.7 million.

As part of its efforts to manage the Bank's asset/liability strategy in an environment experiencing above normal prepayment risk and market sensitivity to potential changes in market interest rates, in the third quarter of fiscal 1998, the Bank designated substantially all of its investment securities and its mortgage-backed and mortgage related securities as available for sale. The Bank transferred $149.2 million of investment securities and $123.9 million of mortgage-backed and mortgage related securities from the held to maturity category to the available for sale category. Subsequent to the transfer, approximately $38.0 million of investment securities available for sale and $16.7 million of mortgage-backed and mortgage related securities available for sale were sold and a net loss of $144,300 was realized. Management believes that the flexibility of the available for sale portfolio will assist the Company in evaluating market opportunities while managing the Bank's exposure to interest rate risk and asset sensitivity.

Mortgage-backed and mortgage related securities increased by $338.9 million, or 159.5%, from $212.5 million at June 30, 1997 to $551.4 million at March 31, 1998. Investment securities at March 31, 1998 totaled $256.0 million, an increase of $31.1 million, or 13.8%, compared to $224.9 million at June 30, 1997.

Net loans receivable increased $64.6 million, or 13.0%, to $560.9 million at March 31, 1998 compared to $496.3 million at June 30, 1997. This increase was due primarily to originations of $113.3 million and whole loan purchases of $21.9 million, offset by scheduled amortization and prepayments of $70.5 million.

Total liabilities at March 31, 1998 were $1.1 billion, an increase of $248.6 million, or 27.9%, from $892.5 million at June 30, 1997. Total deposits increased by $46.7 million, or 5.3%, from $884.5 million at June 30, 1997 to $931.2 million at March 31, 1998. The Bank's "core" deposits increased by $28.7 million, or 4.9%, at March 31, 1998 to $615.2 million, from $586.5 million at June 30, 1997. The increase in the Bank's "core" deposits was primarily attributable a $25.3 million increase in demand deposits. The Bank also experienced an increase of $18.0 million, or 6.0%, in certificates of deposit from $298.1 million at June 30, 1997 to $316.0 million at March 31, 1998. The increase in certificates of deposit was primarily attributable to increased marketing of such deposit products.

Additionally, the Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at March 31, 1998, the Bank had total borrowings of $200.0 million, all of which were in the form of advances from the FHLB. The Bank had no borrowings at June 30, 1997. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Total stockholders' equity increased by $221.8 million to $322.7 million at March 31, 1998 from $100.9 million at June 30, 1997. The increase was primarily attributable to net conversion proceeds received of $234.9 million, offset in part by the funding of the Bank's ESOP. Subsequent to the Conversion, the ESOP purchased 2,113,884 shares of the Company's stock with loan proceeds of $34.6 million received from the Company.

Non-performing Assets

Non-performing loans totaled $6.2 million, or 1.1% of total loans at March 31, 1998, as compared to $3.9 million, or 0.8% of total loans, at June 30, 1997. At March 31, 1998, the Bank's real estate owned net, consisted of foreclosed assets totaling $655,000, which at such date was comprised of 6 one- to four-family properties and one vacant commercial lot.

At March 31, 1998, the Bank had $3.3 million of assets designated by the Bank as "Substandard", consisting of 14 loans, no assets classified as "Doubtful", and no assets classified as "Loss", respectively. At March 31, 1998, the Bank had $3.4 million of assets designated by the Bank as "Special Mention", consisting of 19 loans, which were designated Special Mention due to past loan delinquencies.

Non-accrual loans totaled $6.2 million as of March 31, 1998, which included 22 one- to four-family loans, with an aggregate balance of $3.6 million. One non-accrual loan is a $1.1 million commercial mortgage on a mixed-use property in Staten Island, New York. The loan is secured by the property, which was last appraised in December 1996 for $1.4 million.

It was the Bank's policy to generally cease accruing interest on all commercial real estate, construction and commercial loans 90 days or more past due, on all consumer loans which were 120 days or more past due, and on all one- to four-family residential mortgage loans which were 180 days or more past due. Effective July 1, 1997, the Bank revised this policy such that it does not accrue interest on any loans, including one- to four-family loans secured by real estate, which are more than 90 days delinquent as to principal and interest unless, in the opinion of management, collection is probable.

For the nine months ended March 31, 1998, the Company's loan loss provision was $1.5 million as compared to $810,000 for the prior year's period. The Company's allowance for loan losses totaled $6.7 million at March 31, 1998 and $5.5 million at June 30, 1997, which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 106.6% and 1.2%, respectively, and 141.0% and 1.1%, respectively. The Company continues to increase its overall loan loss reserves after analyzing non-performing loans as well as the need to increase its general valuation allowances due to the increase in lending of all loan products. Management believes the allowance for loan losses at March 31, 1998 is adequate and sufficient reserves are presently maintained to cover potential losses. For the quarter ended and nine months ended March 31, 1998, the Company experienced net charge-offs of $81,000 and $313,000, respectively.

Comparison of Operating Results For the Three Months Ended March 31, 1998 and
1997

General. The Company reported a net loss of $6.6 million for the quarter ended March 31, 1998, as compared to net income of $2.8 million for the same period last year. The results of operations for the three months ended March 31, 1998 reflect a non-recurring contribution relating to the funding of the Richmond County Savings Foundation (the "Foundation"). Excluding the effect of this contribution, net income was $4.6 million for the three month period ended
March 31, 1998. This represents a $1.8 million increase in net income from the quarter ended March 31, 1997. At the close of the Conversion, the Company funded the Foundation with a donation of 1,957,300 shares of common stock, resulting in a one-time, non-recurring charge of $19.6 million ($11.2 million after tax). Net loss per share since the Conversion on February 18, 1998 was $ 0.39 per share. Per share amounts are not applicable to the 1997 results.

Interest Income. The Company reported total interest income of $24.0 million for the quarter ended March 31, 1998, representing an increase of $7.4 million, or 44.6%, as compared to the same period in 1997. The increase in interest income was primarily attributable to the growth in average interest-earning assets of $446.5 million, offset in part, by an 11 basis point decrease in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of utilizing the net conversion proceeds and an increase in borrowed funds to fund growth in the mortgage loan and securities portfolios. Interest income was also positively affected by non-depository stock subscriptions received as a result of the Conversion, which were invested primarily in overnight funds prior to its completion. Consequently, the average yield on interest-earning assets decreased by 11 basis points, due in part to the short-term liquidity position maintained prior to the Conversion. The substantial liquidity position was maintained due to the pending offering of the Company's common stock and the anticipated return of approximately $236.9 million in non-depository stock subscription funds.

Interest income on loans increased $1.5 million, or 15.3%, to $11.1 million for the three month period ended March 31, 1998, as compared to the $9.7 million reported for the comparable period in 1997. This increase was the result of growth in the average balance of real estate loans outstanding primarily due to increased originations of one- to four-family, commercial real estate loans and the purchase of $9.0 million of multi-family loans. The average yield on the overall loan portfolio increased 4 basis points from 8.0% for the three months ended March 31, 1997, to 8.04% for the same period in 1998.

Interest income on debt and equity securities decreased $456,000, or 11.8%, from $3.9 million for the three months ended March 31, 1997, to $3.4 million for the same period in 1998. This decrease is primarily attributable to management's recent restructuring of its securities portfolio, resulting in a $34.9 million decrease in the average balance of such securities, offset in part, by a 23 basis point increase in the average yield.

Interest income on mortgage-backed and mortgage related securities increased $3.4 million, or 123.4%, from $2.7 million for the three month period ended March 31, 1997, to $6.1 million for the three month period ended March 31, 1998. This increase was primarily due to an increase in the average balance of mortgage-backed and mortgage related securities of $201.8 million, resulting from the restructuring of the securities portfolio, the investment of net conversion proceeds and the investment of borrowed funds. The increase in such securities reflects management's recent revision to its securities investment strategy, whereby it has decreased its emphasis on debt securities by investing funds from the maturity and sale of debt securities into mortgage-backed and mortgage related securities. The yield on the mortgage-backed and mortgage related securities increased by 6 basis points, due primarily to the higher rate environment for new purchases with a longer weighted average life and the repricing of adjustable rate securities purchased in prior periods.

Interest Expense. Interest expense increased $3.3 million, or 47.1%, from $6.9 million for the three month period ended March 31, 1997, to $10.2 million for the three month period ended March 31, 1998. Interest expense on deposits increased $1.9 million, or 27.1%, from $6.9 million for the three month period ended March 31, 1997, to $8.8 million for the three month period ended March
31, 1998. The increase reflects a $92.3 million increase in the average balance of interest-bearing deposits, primarily attributable to a $38.2 million increase in the average balance of certificates of deposit and a $47.5 million increase in the average balance of savings deposit accounts. This increase can mainly be attributable to the Bank's strategy of attracting more certificates of deposit through additional certificate of deposit products and the related marketing of commercial deposit accounts. Additionally, the Bank realized a one time $895,000 expense relating to interest paid on non-depository stock subscription funds received in connection with the Conversion.

Interest expense on borrowed funds was $1.4 million for the quarter ended
March 31, 1998. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. For the quarter ended March 31, 1997, the Bank had no borrowings outstanding. The Bank may continue to increase such emphasis on borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread. Consequently, the average cost of the Bank's interest-bearing liabilities increased from 3.62% for the three month period ended March 31, 1997, to 3.91% for the three month period ended March 31, 1998.

Provision for Loan Losses. The Bank's provision for loan losses was $600,000 for the three month period ended March 31, 1998, compared to $270,000 for the three month period ended March 31, 1997. The third quarter fiscal 1998 provision was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, as well as the increase in its non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover potential loan losses. To the extent the Bank increases its investment in multi-family loans, commercial real estate, commercial and other loans, which entail higher risk than one- to four-family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

Non-Interest Income. Non-interest income is comprised primarily of fee income and gains and losses from the sale of securities and loans. Exclusive of net securities gains and losses, non-interest income for the three month period ended March 31, 1998, increased $158,000, or 19%, to $990,000. The increased level of non-interest income is primarily due to an overall increase in deposit fee income.

Non-Interest Expense. Non-interest expense, excluding the charitable contribution, was $7.0 million for the three months ended March 31, 1998, an increase of $1.9 million, or 37.6%, as compared to $5.1 million reported for the same period in fiscal 1997. The increase in non-interest expense was primarily due to increases in compensation and employee benefits, including senior management additions and costs related to the ESOP, and increased professional fees. During the third quarter of fiscal 1998, the Bank incurred additional professional fees associated with the formation of Richmond County Capital Corporation, a subsidiary of the Bank formed for the purpose of establishing a real estate investment trust ("REIT"). The Bank expects that compensation and employee benefits expense may continue to increase, primarily as a result of the adoption of various employee benefit plans, compensation adjustments adopted in connection with the Conversion and the establishment of the Bank's new Multi-family Lending Division. In addition, the Bank expects non-interest expense to increase in future periods as a result of the Bank's intention to open a public accommodation office and the opening of two new full-service branches in fiscal 1999.

Income taxes. The Company's effective consolidated tax rate for the three month period ended March 31, 1998 was (46.6)% as compared to 46.5% reported for the comparable period in 1997. The three month period ended March 31, 1998 rate includes the effect of funding the Foundation. Excluding the effect of the Foundation, the Company's effective tax rate was 40.5%. The contribution to the Foundation will be tax deductible, subject to an annual limitation based on 10% of the Company's annual taxable income. The Company, however, will be able to carry forward any unused portion of the deduction for five years following the contribution. The Company recognized a $19.6 million expense for the full amount of the contribution to the Foundation, offset in part by the $8.4 million corresponding tax benefit, during the three month period ended March 31, 1998.

Comparison of Operating Results For the Nine Months Ended March 31, 1998 and
1997

General. The Company reported a net loss of $947,000 for the nine months ended March 31, 1998 as compared to net income of $7.7 million for the same period last year. The results of operations for the nine months ended March 31, 1998 reflect a non-recurring contribution relating to the funding of the Foundation. Excluding the effect of this contribution, net income was $10.3 million for the nine month period ended March 31, 1998. This represents a $2.6 million increase in net income from the comparable period in 1997. At the close of the stock conversion, Richmond County Financial Corp. funded the Foundation with a donation of 1,957,300 shares of common stock, resulting in a one-time, non-recurring charge of $19.6 million ($11.2 million after tax). Net loss per share since the Conversion was $ 0.39 per share. Per share amounts are not applicable to the 1997 results.

Interest Income. The Company reported total interest income of $60.6 million for the nine months ended March 31, 1998, representing an increase of $12.2 million, or 25.1%, as compared to the same period in 1997. The increase in interest income was primarily attributable to the growth in average interest-earning assets of $216.7 million and a 4 basis point increase in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of utilizing the net conversion proceeds and an increase in borrowed funds to fund growth in the mortgage loan and securities portfolios. Interest income was also positively affected by non-depository stock subscriptions received as a result of the Conversion, which were invested primarily in overnight funds prior to its completion. Consequently, the average yield on interest-earning assets increased slightly by 4 basis points, due in part to the short-term liquidity position maintained prior to the Conversion. The substantial liquidity position was maintained due to the pending offering of Company's common stock and the anticipated return of approximately $236.9 million in non-depository stock subscription funds.

Interest income on loans increased $4.2 million, or 14.8%, to $32.2 million for the nine months ended March 31, 1998, as compared to the $28.1 million reported for the comparable period in 1997. This increase was the result of growth in the average balance of real estate loans outstanding, primarily due to increased originations of one- to four-family, commercial real estate loans and the purchase of $21.9 million of multifamily loans. The average yield on the overall loan portfolio remained constant at 8.08% for the nine months ended March 31, 1998 and 1997.

Interest income on debt and equity securities decreased $3.0 million, or 22.5%, from $13.3 million for the nine months ended March 31, 1997 to $10.3 million for the same period in 1998. This decrease is primarily attributable to management's recent restructuring of its securities portfolio resulting in a $67.6 million decrease in the average balance of such securities, offset in part by a 9 basis point increase in the average yield.

Interest income on mortgage-backed and mortgage related securities increased $8.4 million, or 138.3%, from $6.1 million for the nine month period ended March 31, 1997, to $14.5 million for the nine month period ended March 31, 1998. This increase was primarily due to an increase in the average balance of mortgage-backed and mortgage related securities of $153.6 million, resulting from the restructuring of the securities portfolio, the investment of net conversion proceeds and the investment of borrowed funds. The increase in such securities reflects management's recent revision to its securities investment strategy, whereby it has decreased its emphasis on debt securities by investing funds from the maturity and sale of debt securities into mortgage-backed and mortgage related securities. The yield on the mortgage-backed and mortgage related securities increased by 39 basis points due to the higher rate environment for new purchases with a longer weighted average life and the repricing of adjustable rate securities purchased in prior periods.

Interest Expense. Interest expense increased $5.7 million, or 27.8%, from $20.4 million for the nine month period ended March 31, 1997, to $26.1 million for the nine month period ended March 31, 1998. Interest expense on deposits increased $3.5 million, or 17.2%, from $20.4 million for the nine month period ended
March 31, 1997, to $23.9 million for the nine month period ended March 31, 1998. The increase reflects a $64.9 million increase in the average balance of interest-bearing deposits, primarily attributable to a $44.3 million increase in the average balance of certificates of deposit and a $15.5 million increase in the average balance of savings deposit accounts. This increase can mainly be attributable to the Bank's strategy of attracting more certificates of deposit through additional certificate of deposit products and related marketing of commercial deposit accounts. Additionally, the Bank realized a one time $895,000 expense relating to interest paid on non-depository stock subscription funds received in connection with the Conversion.

Interest expense on borrowed funds was $2.2 million for the nine month period ended March 31, 1998. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. For the nine months ended March 31, 1997, the Bank had no borrowings outstanding. The Bank may continue to increase such emphasis on borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread. Consequently, the average cost of the Bank's interest-bearing liabilities increased from 3.63% for the nine month period ended March 31, 1997 to 3.86% for the nine month period ended March 31, 1998.

Provision for Loan Losses. The Bank's provision for loan losses was $1.5 million for the nine month period ended March 31, 1998, as compared to $810,000 for the nine month period ended March 31, 1997. The provision for the nine month period ended March 31, 1998, was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, as well as the increase in its non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover future loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one- to four-family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

Non-Interest Income. Non-interest income is comprised primarily of fee income and gains and losses from the sale of securities and loans. Exclusive of net securities gains and losses, non-interest income for the nine month period ended March 31, 1998, increased $450,000, or 20.6%, to $2.6 million. The increased level of non-interest income is primarily due to an overall increase in deposit fee income.

Non-Interest Expense. Non-interest expense, excluding the charitable contribution, totaled $17.5 million for the nine months ended March 31, 1998, an increase of $2.6 million, or 17.5%, as compared to $14.9 million reported for the same periods in fiscal 1997. The increase in non-interest expense was primarily due to increases in compensation and employee benefits, including senior management additions and costs related to the ESOP, and increased professional fees. During the third quarter of fiscal 1998, the Bank incurred additional professional fees associated with the formation of Richmond County Capital Corporation, a subsidiary of the Bank formed for the purpose of establishing a REIT. The Bank expects that compensation and employee benefits expense may continue to increase, primarily as a result of the adoption of various employee benefit plans, compensation adjustments adopted in connection with the Conversion and the establishment of the Bank's new Multi-family Lending Division. In addition, the Bank expects non-interest expense to increase in future periods as a result of the Bank's intention to open a public accommodation office and the opening of two new full-service branches in fiscal 1999.

Income taxes. The Company's effective consolidated tax rate for the nine month period ended March 31, 1998, was (29.8)% as compared to 46.8% reported for the comparable period in 1997. The nine month period ended March 31, 1998 rate includes the effect of funding the Foundation. Excluding the effect of the Foundation, the Company's effective tax rate was 40.5%.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, proceeds from the principal and interest payments on loans, mortgage-backed and mortgage related and investment securities, and to a significantly lesser extent, proceeds from the sale of fixed-rate mortgage loans to the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments and mortgage loan sales are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Bank are the origination of primarily residential one- to four-family and, to a lesser extent, commercial real estate, construction and development, Multifamily and other loans and the purchase of mortgage-backed and mortgage related and investment securities. During the three and nine month periods ended March 31, 1998 and 1997, the Bank's loan originations totaled $42.0 million, $113.3 million, $27.1 million and $119.6 million, respectively. Purchases of mortgage-backed, mortgage related and investment securities totaled $511.0 million, $678.3 million, $57.9 million, and $144.5 million for the three and nine month periods ended March 31,1998 and 1997, respectively. These activities were funded primarily by deposit growth and principal repayments and prepayments on loans, mortgage-backed and mortgage related securities and investment securities, and advances from the FHLB and the net proceeds received from the Conversion. As of March 31, 1998, the Bank experienced a net increase in total deposits of $46.7 million, or 5.3%, as compared to the $884.5 million at June 30, 1997. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors and the Bank and other factors.

The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through repurchase agreements and advances from the FHLB. The Bank has recently begun to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at March 31, 1998, the Bank had total borrowings of $200.0 million, all of which were in the form of long-term advances from the FHLB. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's average cost of funds.

Loan commitments totaled $104.7 million at March 31, 1998, were comprised of $34.9 million in one- to four-family loan commitments, $12.9 million in commercial real estate loan commitments, $42.8 million in construction loan commitments, $4.7 million in commercial loan commitments and $9.4 million in home equity loan commitments. In addition, management estimates that an increased level of loan commitments will arise as a result of the most recent formation of the Bank's Multifamily Lending Division established in the fourth quarter of fiscal 1998. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in less than one year from March 31, 1998, totaled $230.6 million. Based upon past experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 1998, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $193.5 million, or 13.8% of adjusted assets, which is above the required level of $55.9 million, or 4.0% of adjusted assets and risk-based capital of $200.1 million, or 29.1% of adjusted assets, which is above the required level of $55.0 million, or 8.0%.

The Company's most liquid assets are cash, due from banks and federal funds sold. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1998, cash and due from banks and federal funds sold totaled $58.2 million, or 4.0% of total assets.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management and the Management of Interest Rate Risk

The principal objective of the Bank's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. The Bank currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Over the past year, the Company has begun to emphasize investment in mortgage-backed and mortgage related securities with estimated average lives of three to seven years and to de-emphasize investment in U.S. Treasury securities, corporate and other debt securities. As a result, at March 31, 1998, mortgage-backed and mortgage related securities and investment securities totaled 68.3% and 31.7% of total securities, respectively, as compared to 48.6% and 51.4%, respectively, at June 30, 1997. The weighted average life of the Company's securities portfolio increased to 6.8 years at March 31, 1998 from 3.3 years at June 30, 1997. This strategy has been accomplished primarily by investing funds from the maturity and sale of U.S. Treasury obligations and other debt securities into mortgage-backed and mortgage related securities, primarily government agency pass-throughs and privately issued Collateralized Mortgage Obligations ("CMOs"). This strategy has, in part, resulted in the increase in the average yield of the Company's securities portfolio. It has also resulted in an increase in the weighted average life of such portfolio, which could increase the Bank's exposure to interest rate risk in a period of rising interest rates. In pursuing this strategy, the Company considered the relative stability of its core deposits.

At March 31, 1998, the Bank's estimated one-year "gap" position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a positive $123.6 million, representing a one-year interest sensitivity gap as a percentage of total assets of 8.9%. Accordingly, during a period of rising interest rates, the Bank, having a positive gap position, would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income or result in a decrease in interest income.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.     LEGAL PROCEEDINGS
-------     -----------------
            Not applicable

ITEM 2.     CHANGES IN SECURITIES
-------     ---------------------
            Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
-------     -------------------------------
            Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
--------    -------------------------------------------------
            Not applicable

ITEM 5.     OTHER INFORMATION
--------    -----------------
            Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
--------    --------------------------------

   (a)      Exhibits
            --------

    2.1 Plan of Conversion (including the Restated Organization Certificate and Stock Bylaws of Richmond County Savings Bank).*
    3.1     Certificate of Incorporation of Richmond County Financial Corp.*
    3.2     Bylaws of Richmond County Financial Corp.*
   10.1 Form of Richmond County Savings Bank Employee Stock Ownership Plan and Trust.*
   10.2     Form of ESOP Loan Commitment Letter and ESOP Loan Documents.*
   10.3 Form of Proposed Employment Agreement between Richmond County Savings Bank and certain executive officers.*
   10.4 Form of Proposed Employment Agreement between Richmond County Financial Corp. and certain executive officers.*
   10.5 Form of Proposed Change in Control Agreement between Richmond County Savings Bank and certain executive officers.*
   10.6 Form of Proposed Richmond County Savings Bank Employee Severance Compensation Plan.*
   10.7     Form of Proposed Management Supplemental Executive Retirement Plan.*
   11.0     Statement re: Computation of Per Share Earnings.
   27.0     Financial Data Schedule.

   (b)      Report on Form 8-K
            ------------------
            Not applicable

* Incorporated by reference from the Form S-1 (Registration No. 333-37009), as amended, filed on October 2, 1997.

                                 Exhibit Index
                                 -------------


                                                                            Page
                                                                            ----

11.0  Statement re:  Computation of Per Share Earnings...................    23

27.0  Financial Data Schedule

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        RICHMOND COUNTY FINANCIAL CORP.
                                  (Registrant)


Date:       May 15, 1998                    By:         /s/ Michael F. Manzulli
                                                        -----------------------
                                                         Michael F. Manzulli
                                                         Chairman of the Board
                                                         and Chief Executive
                                                         Officer


Date:       May 15, 1998                    By:          /s/ Thomas R. Cangemi
                                                        -----------------------
                                                         Thomas R. Cangemi
                                                         Senior Vice President,
                                                         Chief Financial Officer
                                                         and Secretary