Form 10-K
period 1998-06-30
RICHMOND COUNTY FINANCIAL CORP
filed 1998-08-27
CIK 1046685

                         Richmond County Financial Corp.
                              1214 Castleton Avenue
                          Staten Island, New York 10310
                               Tel: (718) 448-2800

RICHMOND COUNTY FINANCIAL CORP.

                                   A BRIDGE TO

                                COMMUNITY BANKING


                                                              1998 ANNUAL REPORT


Corporate Profile


     Richmond County Financial Corp., publicly traded on the NASDAQ National Market under the symbol "RCBK", is the holding company for Richmond County Savings Bank, a New York state chartered stock savings bank founded in 1886. Headquartered in Staten Island, New York, the Bank operates 12 full service banking offices on Staten Island, one full service banking office in Brooklyn and a multifamily loan processing center in Jericho, Long Island.

     On February 18, 1998, Richmond County Financial Corp. acquired Richmond County Savings Bank as part of the bank's conversion from the mutual to stock form of ownership.

Corporate Information


Board of Directors
Michael F. Manzulli
Chairman of the Board
Anthony E. Burke
Godfrey H. Carstens, Jr.
Robert S. Farrell
William C. Frederick, M.D.
James L. Kelley
T. Ronald Quinlan, Jr.
Maurice K. Shaw

Directors Emeriti
Kenneth DeForest
Fred C. Lahr
Nelson K. Mintz

Independent Auditors
Ernst & Young LLP
787 Seventh Avenue
New York, New York 10019

General Counsel
Lahr, Dillon, Manzulli,
Kelley & Penett
33 Decker Avenue
Staten Island, New York 10302

Securities Counsel
Muldoon, Murphy & Faucette
5101 Wisconsin Avenue, NW
Washington, DC 20016

Executive Management

Executive Officers of
Richmond County Financial Corp.
and Richmond County Savings Bank
Michael F. Manzulli
Chairman and Chief Executive Officer
Anthony E. Burke
President and Chief Operating Officer
Thomas R. Cangemi
Senior Vice President and
Chief Financial Officer

Richmond County Savings Bank
John J. McKenna
Executive Vice President
Senior Vice Presidents
Stephen G. C. Campbell-Auditing
Peter J. Esposito-Residential
  & Construction Lending
Charles F. Hermann, III-Special Services
Robert J. O'Rourke-Commercial Lending
Andrew M. Sisock-Financial Operations
Nelson C. Sundback-Information Systems
Terrence S. Walsh-Multifamily Lending

Vice Presidents

Frank J. Akalski-Investments
Salvatore Annarumma-
  Information Systems
Charles W. Baker-
  Multifamily Underwriting
Leonard J. Bosso-Business Services
John F. Cook-Multifamily Underwriting
Donna J. DiGirolamo-Multifamily
  Loan Administration
Dorothy Episcopia-Human Resources
Louis L. Hallisey-Multifamily Underwriting
Everett M. Hannah-Compliance
Sean Howland-Multifamily Underwriting
Joseph Masi-Marketing
Ann Rapaglia-Branch Administration
Frank Segreto-Commercial Lending
Teddy T. Taylor-Business Services
Ralph Walther-Strategic Planning

Other Senior Officers
John J. Amodio-Director of
Commercial Services
Margaret Bell-Auditing
Philip A. DeLuca-Director of
 Residential Lending
Rosemary Colca-Secretary of the Bank

Shareholder Information

Corporate Offices
Richmond County Financial Corp.
1214 Castleton Avenue
Staten Island, New York 10310
Tel: (718) 448-2800

Stock Listing
Richmond County Financial Corp. is traded on the NASDAQ National Market under the symbol RCBK. Newspaper stock listings: RchmndCntyFnl or RichCty.

Annual Meeting
The annual meeting of shareholders will be held on Tuesday, September 29, 1998, at 10:00 a.m., at the Columbian Lyceum, 386 Clove Road, Staten Island, New York 10310.

Transfer Agent and Registrar
Registrar and Transfer Company
10 Commerce Drive
Cranford, New Jersey 07016
Tel: (908) 497-2300

Investor Relations
Copies of the Company's earnings releases and financial publications, including the annual report on Form 10-K (without exhibits) filed with the Securities and Exchange Commission, are available without charge by contacting:

Carolynn Orisino
1214 Castleton Avenue Staten Island,
New York 10310
Tel: (718) 815-7048

Highlights


(Dollars in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                        1998               1997              1996
------------------------------------------------------------------------------------------------------------------------------------

Selected Financial Condition at Year End:
Total assets                                                                      $   1,595,844          $993,370          $914,483
Cash and cash equivalents                                                                57,884            32,543            49,272
Debt and equity securities, net:
  Available for sale                                                                    238,890            19,706            21,659
  Held to maturity                                                                           --           205,201           307,700
Mortgage-backed and mortgage-related securities, net:
Available for sale                                                                      604,304            27,398             1,394
  Held to maturity                                                                           --           185,122            80,284
Loans receivable, net                                                                   644,469           496,258           419,270
Deposits                                                                                950,808           885,818           819,216
Borrowings                                                                              306,000                --                --
Stockholders' equity                                                                    328,595           100,865            89,901

Selected Operating Data for the Year Ended:
Net interest income                                                                    $ 49,242           $38,074           $32,809
Provision for possible loan losses                                                        2,200             1,080             1,600
Non-interest income                                                                       3,601             2,861             2,827
Non-interest expense                                                                     44,046            19,667            18,503
Net income                                                                                4,526            10,725             8,730

Selected Financial Ratios, Excluding RCS Foundation Charge:
Return on average assets                                                                   1.26%             1.13%             0.99%
Return on average stockholders' equity                                                     8.36             11.25             10.25
Average stockholders' equity to average assets                                            15.05             10.07              9.70
Stockholders' equity to total assets at end of period                                     20.59             10.15              9.83
Net interest rate spread                                                                   3.29              3.64              3.48
Net interest margin                                                                        4.10              4.22              3.96
Total non-interest expense to average assets                                               1.93              1.99              2.07
Efficiency ratio                                                                          45.75             46.08             51.04
Book value per share                                                                    $ 12.44               N/A               N/A

Asset Quality Ratios at Year End:
Non-performing loans as a percent of loans, net                                            0.85%             0.78%             0.91%

Non-performing assets to total assets                                                      0.37              0.46              0.48
Allowance for loan losses to loans receivable, net                                         1.12              1.10              1.14
Allowance for loan losses to non-performing loans                                        131.50            141.09            125.55

                                  g r o w t h

Dear Shareholder,

     Richmond County Financial Corp., the holding company for Richmond County Savings Bank, is pleased to present its first annual report as a public company. On February 18, 1998, we became a public company as the conversion from a mutual to a stock form of ownership was successfully completed. The subscription offering was fully subscribed by our depositors. We issued 24,466,250 shares of common stock to the public at $10.00 a share, raising net proceeds of approximately $234.9 million.

     In addition, as part of our commitment to the community, the Richmond County Savings Foundation was established. Its mission is to support charitable causes designed to further community development, expand home ownership opportunities, provide access to affordable housing and to support community organizations that contribute to the quality of life in the communities in which the bank serves. The Company funded the Foundation with a contribution of 1,957,300 shares of common stock.

     Our success this past year was the result of focused planning, solid commitment and aggressive action. During October 1997, in anticipation of our public offering, the Company strengthened its management staff with the addition of Anthony E. Burke as President-Chief Operating Officer and Thomas R. Cangemi as Senior Vice President-Chief Financial Officer. Both have substantial experience with the operations of publicly held financial institutions. Their combined experience and expertise have served our organization well during the conversion process, with recent acquisition strategy, and will prove an invaluable asset as we continue to position the organization for future growth.

     Shortly after the close of our fiscal year on June 30, 1998, we announced back-to-back acquisitions of Ironbound Bankcorp, NJ ("Ironbound"), the holding company of Ironbound Bank and Bayonne Bancshares, Inc. ("Bayonne"), the holding company of First Savings Bank of New Jersey. These transactions demonstrate our commitment to enhancing long-term shareholder value and our vision of growing our operations and of entering the New Jersey market. Ironbound is a commercial bank with three full service commercial banking offices, with two additional commercial banking offices expected to open in calendar year 1999. Bayonne is a traditional thrift with four full service banking offices. As of June 30, 1998, total assets of Ironbound were $113.7 million, deposits were $107.8 million and stockholders' equity was $11.3 million. Total assets of Bayonne were

$700.3 million, deposits were $421.7 million and stockholders' equity stood at $96.0 million. Combined, the total transaction value is estimated to be approximately $200.0 million and both transactions are expected to be completed in the first quarter of calendar 1999. You will be hearing more about these transactions, as the Bayonne transaction will require our shareholders' approval. On a pro-forma combined basis, as of June 30, 1998, total assets of the Company, Ironbound and Bayonne would have been $2.4 billion.

     These acquisitions follow an equally important transaction completed in April of 1998, wherein we established our Multifamily Lending Group and staffed the division with highly experienced personnel from a major New York banking institution. This highly successful team with a proven track record brings to us a significant origination capability and a new product to our expanding community customer base.

Fiscal Year Financial Results

     Our financial results for fiscal 1998 also reflect our progress as a public company. Net income for the fiscal year ended June 30, 1998 was $4.5 million. Adjusting for the non-recurring contribution to the Richmond County Savings Foundation, net income was $15.7 million, or 46.7% higher than the $10.7 million reported for the same period last year.

     As of June 30, 1998, total assets were $1.6 billion, deposits were $950.8 million and total stockholders' equity was $328.6 million. These increases were primarily due to net proceeds received in the conversion, $306.0 million of advances received from the Federal Home Loan Bank and a net increase of $65.0 million in deposits. The increase in stockholders' equity to $328.6 million was primarily due to the net conversion proceeds, offset in part by the funding of the Bank's Employee Stock Ownership Plan (ESOP). Subsequent to the conversion, the ESOP purchased 2,113,884 shares of the Company's stock at a cost of $34.6 million.

     From a performance perspective, excluding the one-time non-recurring charge to fund the Foundation, the Company performed well. It had a 1.26% return on average assets for the year and a 1.42% return on average assets for the fourth quarter. The Company's return on average equity was 8.36% for the year and 6.75% for the quarter ending June 30, 1998. These returns on equity reflect an equity to total assets ratio of 20.59%. We fully understand, as any other recently converted institution, that we will need to wisely deploy our new capital and will be committed to improving our return on equity through a combination of prudent capital management and growth strategies.

     Our performance was certainly enhanced by the inflow of the conversion proceeds, but also reflects our historically low operating expenses and strong asset quality. Our efficiency ratio improved slightly to 45.75% from 46.08%. Our ratio of non-interest expense to average earning assets was 1.93%. Our percentage of non-performing loans to total loans increased slightly to 0.85% from 0.78% and declined as a percent of total assets to 0.37% from 0.46%. Our allowance for loan losses as a percent of total loans stood at 1.12% at year-end. It is our goal to closely monitor these performance and asset quality measurements throughout the next fiscal year.

     Our loan originations and purchases increased to $231.9 million, or 68% over last year. This loan growth in fiscal 1998 came from all of our major lending products and we expect continued strong loan growth in fiscal 1999, especially as we begin to see the benefits of multifamily loan originations.

     Even with the success of our conversion with over 25% of our depositors participating in the offering, many of whom used their deposits to buy stock, we were able to generate a 7.3% growth in our deposits, driven by a $28.7 million increase in non-interest bearing demand deposits.

New Millennium...What the Future Holds

     We will be tireless in our pursuit of opportunities to enhance shareholder value, continuously exploring alternative channels to more efficiently deliver our services to more of the marketplace. Delivering more service to more people more efficiently will strengthen our franchise and create additional value.

     New branch locations will expand our presence on Staten Island. New Dorp, long a hub of retail and commercial activity, will be the new home for our Commercial Services Center. Staffed by our Business Services experts, we plan to introduce our personal brand of Business Banking to an entirely new market. Additionally, we are locating a Public Accommodation Office in the newest shopping center on the Island, "Expressway Plaza," where over 30,000 cars are expected to visit the center weekly. Finally, we will open a branch office in the Sunnyside section of Staten Island, and similar to the New Dorp Branch, it will have a decidedly commercial banking focus.

     With all our new initiatives, we have also made sure our infrastructure and need for qualified people are addressed. We have added professionals to our lending, business services, mortgage operations, information systems and finance departments and will continue to seek out outstanding individuals to share in our growth and success. We are pursuing state-of-the-art mortgage and commercial lending systems, customer warehousing and database systems.

     We would be remiss in not reporting on our commitment to the Year 2000 issues. Our Board of Directors and management, along with our technological providers and outside vendors, have been involved in a significant effort to ensure our operating systems are Year 2000 compliant well before the turn of the century.

Management Style

     Because each of us has a background as a professional advisor to financial institutions and has operated in professional partnerships, the concept of creating a "partnership" has been an overriding principle and philosophy. Prior to joining the Bank and the Company, we have devoted virtually all of our working lives to a partnership, in one case a substantial law practice and the other a "Big 5" public accounting firm. During those years, we knew that client service was the force in a successful endeavor, and that stakeholders in any enterprise include management, the Board, the shareholders, the employees and, in our industry, the regulators. In addition, we acknowledge that the benefits of a partnership could be achieved by focusing on the strengths of our partners. We are expecting that with the future adoption of our stock based incentive plan, and equity awards under that plan, our management and employees will become partners with our shareholders and have a common equity interest. Already, our concept of partnering with our significant vendors is taking hold, and we believe that our attempts at partnering with our borrowing clients, especially those in commercial businesses, are being well-received.

     Being a good partner also implies that we can be good listeners. Our short-term goals are revised continually based upon feedback from our shareholders and the marketplace. In summary, we are excited about the future of this company and we have become significant investors in that belief.

Conclusion

     As we look to the future, we eagerly anticipate the challenges and opportunities which lie ahead, while our vision of building "A Bridge to Community Banking" begins to take shape. We will continue to seek opportunities which will enhance shareholder value via prudent growth through in-market expansion, operating efficiencies and customer satisfaction. With the commitment of the Board of Directors, the dedication of our officers and the enthusiasm of our employees, the Company will successfully build "A Bridge to Community Banking," a bridge which will span the millennium and beyond. Thank you for your continued support.

Sincerely,



Michael F. Manzulli
Chairman & CEO



Anthony E. Burke
President & COO
                               s t a b i l i t y


WE HAVE NEVER WAVERED FROM OUR FOUNDING PRINCIPLES OF PROVIDING PERSONAL SERVICE TO THE COMMUNITY, OFFERING ATTRACTIVE DEPOSIT RATES TO ENCOURAGE SAVINGS, AND MAKING AFFORDABLE MORTGAGES AVAILABLE TO PROMOTE HOME OWNERSHIP FOR OUR NEIGHBORS.

TODAY, AS A MARKET-DRIVEN INSTITUTION, WE HAVE INTRODUCED PRODUCTS AND SERVICES WHICH MEET THE NEEDS OF OUR FAST-GROWING COMMUNITY. BUSINESS SERVICES, SBA LENDING, FIRST TIME HOMEBUYERS PROGRAMS AND AN EXPANDING ATM NETWORK ARE JUST A FEW EXAMPLES OF HOW WE'VE ENHANCED OUR PRODUCT OFFERINGS TO SATISFY THE DEMANDS OF THE MARKET.

WITH THE COMMITMENT OF THE BOARD OF DIRECTORS, THE DEDICATION OF OUR OFFICERS AND THE ENTHUSIASM OF OUR EMPLOYEES, RICHMOND COUNTY FINANCIAL CORP. WILL SUCCESSFULLY BUILD "A BRIDGE TO COMMUNITY BANKING."

                              c o m m i t m e n t

A Year of Change and Growth

     It is hard to imagine the pace of change and growth that the Bank has undertaken and experienced this past year. This could not have been possible without careful planning and execution of a vision that has been nurtured and honed over the past five years. With the conversion process and the proceeds acting as the catalyst, the actions undertaken reflect a deep commitment to community banking and enhancing shareholder value.

     Here are a few of the year's many highlights and a profile of our Company:

Retail Banking

     Always the backbone of the franchise, the banking offices were faced with large challenges and opportunities this past year. Through all of the changes brought on by the conversion process, our officers and employees never lost sight of our customers' needs. This attention and service is reflected in our branches' ability to increase our deposits by 7.3%. This growth was led by the 31% expansion in non-interest demand deposits to $121.6 million. Our core deposits now represent 65.8% of our total deposits. Our hallmark "Free Checking" account has tremendous appeal to a broad segment of the market and provides an effective edge against the competition. During the year, we introduced formal sales training, measurement and incentive programs in an effort to increase overall productivity of the branches. As a result of this program, the Bank's new customer cross-sell ratio has increased from 1.41 to 2.10.

Residential Mortgage Lending

     This Division has long been the major contributor to our portfolio of loans by making one-to-four family residential and construction loans almost exclusively in our primary market areas. At the end of last year, these products totaled 82.1% of our loan portfolio. As we have diversified our lending products, this percentage has decreased to 77.0% of our portfolio as of June 30, 1998, while the loan balance has increased to $501.7 million from a balance of $412.9 million last year. Our originations this past year of $140.7 million set a record for the Bank. While we were proud of this accomplishment, our short-term goal is to substantially increase these levels of originations by making the needed investments in technology and people. Similar to the retail banking area, we will be introducing an incentive program to motivate our people. Our plan to substantially increase these originations comes after a thorough review of our marketplace and a realization that there are substantial growth opportunities for our residential loan products, on Staten Island, Brooklyn and New Jersey.

Commercial Banking

     Over the past several years, there has been a focused effort to develop a de-novo commercial bank within the overall bank structure. This effort was begun after determining that the Staten Island market was being underserved by the major commercial banks while having no independent commercial banks of its own at the time.

     Commercial banking talent was employed and a concerted effort initiated to service small to medium size businesses, colleges and universities and professional practices. Our vision became a reality over the past two years and on June 30, 1998, commercial loans stood at $62.2 million, up from $47.4 million in the prior year, reflecting originations of $32.6 million vs. $8.1 million in the prior year. In addition, by June 30, 1998, non-interest bearing business checking balances totaled approximately $45.0 million, with over 2,000 business relationships already in place. We expect these balances to continue to grow in fiscal 1999 and believe that we can enhance our commercial banking expertise significantly, with the planned acquisition of Ironbound Bank.

Multifamily Lending

     In order to greatly expand and diversify our lending capabilities, the Multifamily Lending Group (the ML Group) was hired, bringing ten new officers to the bank who believe in our vision and strategic plan. This group formerly led successful operations at Bayside Federal Savings Bank and Home Federal Savings Bank, both banks that were subsequently acquired. A major portion of fiscal year 1999 loan growth is anticipated to be comprised of multifamily loans throughout the five boroughs of New York City, Westchester, New Jersey, Pennsylvania and Delaware. We believe that these loans are relatively low risk assets that can offer us attractive yields. We also believe that our planned entry into the cities of Bayonne and Newark will add significant market opportunities to the ML Group and plans to capitalize on these opportunities are already in motion.

Richmond County Savings Foundation

     It is a rare opportunity when a commercial enterprise can give back to the community that created its growth and success. One entity that should be reaching to accomplish this end is a community bank. In our conversion process the Foundation was formed.

     The Foundation has seen the value of its stock contribution of 1,957,300 shares grow from $19.6 million to almost $36.6 million as of June 30, 1998. The Board of the Foundation has adopted a sound and responsible business strategy and is in the process of studying the initial requests for funding.

Pending Mergers

     Our planned mergers with Bayonne Bancshares and Ironbound Bankcorp represent our entry into the New Jersey market.

     Bayonne has four full service offices with an estimated 40% deposit market share in the city of Bayonne. This "in-market" merger is a natural extension for us, with Bayonne's branches closer to our main headquarters than many of our existing branches on Staten Island.

     The Ironbound merger will bring commercial banking relationships and will accelerate our efforts to become more active in commercial lending. The merger is consistent with our goal of becoming a full service community bank.


h i s t o r y
o f
s e r v i c e

THE MISSION OF RICHMOND COUNTY SAVINGS FOUNDATION IS TO SUPPORT CHARITABLE CAUSES DESIGNED TO FURTHER COMMUNITY DEVELOPMENT, EXPAND HOME OWNERSHIP OPPORTUNITIES, PROVIDE ACCESS TO AFFORDABLE HOUSING AND TO SUPPORT COMMUNITY ORGANIZATIONS THAT CONTRIBUTE TO THE QUALITY OF LIFE IN THE COMMUNITIES WHICH THE BANK SERVES.

THE BACK-TO-BACK ACQUISITIONS OF IRONBOUND BANKCORP AND BAYONNE
BANCSHARES, INC. DEMONSTRATE OUR COMMITMENT TO ENHANCING LONG-TERM SHAREHOLDER VALUE AND OUR VISION OF GROWING OUR OPERATIONS AND ENTERING THE NEW JERSEY MARKET. ON A PRO-FORMA COMBINED BASIS, AS OF JUNE 30, 1998, TOTAL ASSETS OF THE COMPANY, IRONBOUND AND BAYONNE WOULD HAVE BEEN $2.4 BILLION.

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

                         Commission file number 0-23271

                        RICHMOND COUNTY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
                        (State or other jurisdiction of
                         incorporation or organization)

                                   06-1498455
                                (I.R.S. Employer
                              Identification No.)

              1214 Castleton Avenue, Staten Island, New York 10310
                    (Address of principal executive offices)

       Registrant's Telephone number, including area code: (718) 448-2800

          Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

          Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: X No:
                                       ---    ---

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the shares of registrant's common stock held by non-affiliates of the Registrant was $418,791,456 as of August 7, 1998. Solely for the purpose of this computation, it has been assumed that executive officers and directors of the Registrant are "affiliates".

There were issued and outstanding 26,423,550 common shares of the Registrant's Common as of August 7, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III of this Form 10-K is incorporated by reference from the Registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Stockholders.

================================================================================

                                      INDEX

                                                                                                                 Page
                                                                                                                 ----
PART I
     Item 1    Business .....................................................................................       1

     Item 2    Properties ...................................................................................      34

     Item 3    Legal Proceedings ............................................................................      36

     Item 4    Submission of Matters to a Vote of Security Holders ..........................................      36

PART II

     Item 5    Market for Registrant's Common Stock and Related Stockholder Matters .........................      36

     Item 6    Earnings Summary and Selected Financial Data and
               Condensed Quarterly Statements of Operations .................................................      37

     Item 7    Management's Discussion and Analysis of Financial Condition and Results of
               Operations ...................................................................................      40

     Item 7a   Quantitative and Qualitative Disclosures About Market Risk....................................      50

     Item 8    Financial Statements..........................................................................      54

     Item 9    Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure....................................................................................      77

PART III

     Item 10   Directors and Executive Officers of the Registrant ...........................................      77

     Item 11   Executive Compensation........................................................................      77

     Item 12   Security Ownership of Certain Beneficial Owners and Management ...............................      77

     Item 13   Certain Relationships and Related Transactions ...............................................      77

PART IV

     Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..............................      78


SIGNATURES...................................................................................................      79

                                     PART I

Item 1. Business

General

Richmond County Financial Corp. (the "Company" or "Registrant") was incorporated under Delaware law in September 1997. On February 18, 1998, the Company acquired Richmond County Savings Bank and subsidiaries (the "Bank"), Staten Island, New York, as part of the Bank's conversion from the mutual to stock form of organization (the "Conversion"). On February 18, 1998, the Company issued an aggregate of 26,423,550 shares of its common stock, par value $0.01 per share, of which 24,466,250 shares were issued in a subscription offering and 1,957,300 shares were issued to the Richmond County Savings Foundation (the "Foundation"), a charitable foundation established by the Bank. Prior to such date, the Company had no assets, liabilities or operations. In connection with the Conversion, the Company raised $234.9 million of net conversion proceeds, of which $117.4 million was utilized for the acquisition of 100% of the outstanding stock of the Bank. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS") and the Securities and Exchange Commission ("SEC"). At June 30, 1998, the Company had consolidated total assets of $1.6 billion, deposits of $950.8 million and stockholders' equity of $328.6 million. Currently, the Company's activities consist solely of managing the Bank and investing the portion of net conversion proceeds retained by the Company. The following discussions address the operations of the Bank and its subsidiaries.

The Bank is a community-oriented savings bank, which was originally chartered in the State of New York in 1886. The Bank's principal businesses consist of the acceptance of retail deposits from the general public in the areas surrounding its branch offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in one-to-four family residential and multifamily mortgage loans and, to a lesser extent, commercial real estate, construction and development, commercial, home equity, consumer and student loans and in mortgage-backed and mortgage-related securities and various debt and equity securities. The Bank's revenues are derived principally from the interest on its mortgage, commercial and consumer loans and securities. The Bank's primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities, and proceeds from the sale of loans and securities.

As a New York State chartered savings bank, the Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is regulated by the Superintendent of Banks of the State of New York, (the "Superintendent") the New York Banking Board ("NYBB") and the New York State Banking Department ("NYSBD").

The Company's executive offices are located at the administrative offices of the Bank, 1214 Castleton Avenue, Staten Island, New York 10310. Its telephone number is (718) 448-2800.

Planned Acquisitions and Recent Developments

On July 20, 1998, the Company and Bayonne Bancshares, Inc. ("Bayonne") entered into a definitive agreement pursuant to which Bayonne, the holding company of First Savings Bank of New Jersey, SLA, a New Jersey chartered savings and loan association, with four full service banking offices located in Bayonne, New Jersey, will merge with and into the Company. Under the terms of the agreement, the Company will issue 1.05 shares of its common stock for each outstanding share of common stock of Bayonne. The total transaction value is estimated to be $173.0 million. As of June 30, 1998 (unaudited), total assets of Bayonne were $700.3 million, deposits were $421.7 million and total stockholders' equity was $96.0 million. The merger is subject to the approval of the shareholders of each company, as well as certain regulatory approvals. The merger is expected to be completed in the first quarter of calendar year 1999, and is intended to be a tax-free merger accounted for as a pooling of interests.

On July 17, 1998, the Company and Ironbound Bankcorp, NJ ("Ironbound") entered into a definitive agreement pursuant to which Ironbound, the holding company of Ironbound Bank, a New Jersey chartered commercial bank, with three full service commercial banking offices located in the New Jersey counties of Union and Essex, will merge with and into the Company. Under the terms of the agreement, the Company will issue 1.45 shares of its common stock for each outstanding common share of Ironbound. The total transaction value is estimated to be $26.5 million. As of June 30, 1998 (unaudited), total assets of Ironbound were $113.7 million, deposits were $107.8 million and total stockholders' equity was $11.3 million. The merger is subject to the approval of Ironbound shareholders, as well as certain regulatory approvals. The merger is expected to be completed in the first quarter of calendar year 1999, and is intended to be a tax-free merger accounted for as a pooling of interests.

On April 3, 1998, the Company announced that the Bank has entered the multifamily lending business servicing the metropolitan area and surrounding counties of the five boroughs of New York City, New Jersey, Pennsylvania and Delaware from its back office operations based in Jericho, Long Island, New York.

In October 1997, the Company hired a President and Chief Operating Officer and a Senior Vice President, Chief Financial Officer and Secretary, both of whom were not previously employed by the Bank, but who have significant experience in the financial services industry.

Market Area

The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank currently operates twelve full-service banking offices in the Borough of Staten Island, and one full service banking office in the Borough of Brooklyn. Additionally, the Bank intends to open a public accommodation office in 1998 and two new full-service branches located on Staten Island in fiscal 1999.

The Bank's primary deposit gathering area is currently concentrated around the areas where its full service banking offices are located in Staten Island and Brooklyn, which the Bank generally considers to be its primary market area. The Bank's primary lending area has also historically been concentrated in Staten Island and, to a lesser extent, in the area around its office in Brooklyn. As of June 1997, based on a survey by a nationally-recognized bank consulting firm, the Bank had 14.2% of total deposits in Staten Island, and for 1996, the Bank had a lending market share of approximately 7.2% in Staten Island, placing the Bank among the leaders in both loans originated and deposits in Staten Island. The Bank and Company may, in the future, consider expanding the market area served by the Bank and Company to other areas in the New York City metropolitan area, including New Jersey, and Pennsylvania. As indicated previously, the Company announced the planned mergers of Bayonne and Ironbound in July 1998. Upon completion of the proposed mergers, which is anticipated to be completed in the first quarter of calendar 1999, the Company's primary market area would expand into northern New Jersey.

The economy of the New York City metropolitan area has historically benefited from having a large number of corporate headquarters and a diversity of financial service entities. Additionally, Staten Island has historically benefited from steady residential growth and an expanding base of service businesses. During the late 1980s and early 1990s, however, due in part to the effects of a prolonged period of weakness in the national economy, the decline in the regional economy, layoffs in the financial services industry and corporate relocations, the New York City metropolitan area experienced reduced levels of employment. These conditions, in conjunction with a surplus of available commercial and residential property, resulted in an overall decline in the underlying values of properties located in the area during the late 1980s and early 1990s. Staten Island, due to its location and its relatively large population of government employees, was somewhat insulated from the economic decline of the late 1980s and early 1990s. Since 1993, the prices and values of real estate have stabilized and, in certain areas, the prices and values of real estate have increased. In the past several years, the New York City metropolitan area has benefited from the resurgence and growth in employment and profitability experienced by national securities and investment banking firms, many of which are domiciled in the Borough of Manhattan, as well as the growth and profitability of other financial services companies, such as money center banks. However, there can be no assurances that conditions in the local economy, national economy or real estate market in general will not deteriorate in the future.

Competition

The Bank faces significant competition, both in making loans and in attracting deposits. The New York City metropolitan area has a high density of financial institutions, many of which are branches of significantly larger institutions that have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from savings banks, commercial banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from non-depository competitors, such as the mutual fund industry, securities and brokerage firms and insurance companies. There are approximately eleven depository institutions with operations in the Borough of Staten Island. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Lending Activities

Loan Portfolio Composition. The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

The following table sets forth the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                                  At June 30,
                                        --------------------------------------------------------------------------------------------

                                                1998               1997              1996               1995              1994
                                        -------------------  ---------------- ----------------- ------------------ -----------------

                                                    Percent           Percent           Percent            Percent           Percent
                                                      of                 of                of                 of               of
                                          Amount    Total     Amount   Total    Amount   Total    Amount    Total    Amount   Total
                                        ---------  -------- --------- ------- --------- ------- ---------  ------- --------- -------

                                                                            (Dollars in thousands)
  Real estate loans:
   One-to-four family ..............    $ 470,385  $ 72.2%  $ 394,588  78.4%  $ 325,139  76.3%  $ 303,734   76.2%  $ 273,063   75.5%
   Multifamily .....................       50,491     7.8       2,705   0.5       1,238   0.3         811    0.2         920    0.3
   Commercial real estate ..........       55,416     8.5      40,713   8.1      39,892   9.3      40,037   10.1      39,220   10.8
   Construction  and development ...       31,297     4.8      18,343   3.7      12,812   3.0      10,487    2.6       6,677    1.9
   Home equity .....................       15,379     2.4      16,729   3.3      18,054   4.2      16,518    4.1      16,775    4.6
   Commercial ......................        6,783     1.0       6,662   1.3       6,300   1.5       5,039    1.3       5,426    1.5
   Consumer and student ............       21,770     3.3      23,589   4.7      22,932   5.4      21,795    5.5      19,663    5.4
                                        ---------  ------   --------- -----   --------- -----   ---------  -----   ---------  -----
         Gross loans................      651,521   100.0%    503,329 100.0%    426,367 100.0%    398,421  100.0%    361,744  100.0%
                                                   ======             =====             =====              =====              =====
 Less:
   Unamortized discounts, net.......         (631)               (788)             (947)           (1,105)            (1,263)
   Deferred loan (costs) fees.......          855                (813)           (1,354)           (1,632)            (1,525)
   Allowance for loan losses........       (7,276)             (5,470)           (4,796)           (3,275)            (3,106)
                                        ---------           ---------         ---------         ---------          ---------
         Total loans, net...........      644,469             496,258           419,270           392,409            355,850

Less:
    Loans held for sale, net:
     One-to-four family ............           --                  --             1,155               --                  --
                                        ---------           ---------         ---------         ---------          ---------
    Loans receivable held for
     investment, net ...............    $ 644,469           $ 496,258         $ 418,115         $392,409           $ 355,850
                                        =========           =========         =========         ========           =========

Loan Originations. The Bank originates both adjustable-rate and fixed-rate one-to-four family mortgage loans, multifamily loans, commercial real estate loans, construction and development loans, home equity loans, commercial loans and consumer loans and student loans. The Bank's one-to-four family mortgage lending activities are conducted primarily through the utilization of mortgage brokers and by the Bank's loan personnel, generally operating in the Bank's loan center. Although the Bank has authorized the use of approximately 70 mortgage brokers in connection with one-to-four family loan originations, the Bank primarily utilizes the services of 17 mortgage brokers operating primarily on Staten Island and in Brooklyn. During the years ended June 30, 1998 and 1997, the Bank originated $74.3 million and $73.9 million, respectively, of one-to-four family loans through mortgage brokers and $44.1 million and $26.6 million, respectively, of such loans through Bank personnel. Recently, the Bank began offering, through brokers, its fully processed loan program, which is a zero point loan that is originated and processed by the broker. The Bank pays mortgage brokers a processing fee for a fully processed loan. All loans are underwritten by the Bank pursuant to the Bank's loan underwriting policies and procedures.

Recently, the Bank has placed increased emphasis on the origination of commercial real estate, construction and development and commercial loans as part of its efforts to broaden the services it provides to the Staten Island business community. In this regard, the Bank has recently hired commercial lending personnel with experience in the Bank's primary market area and may add additional personnel as needed. In addition, the Bank has increased its marketing efforts with respect to commercial real estate, construction and development and commercial lending by making its existing business customers aware of the expanded products and services available to businesses. The Bank's ability to originate loans is dependent upon customer demand, demand for fixed-rate or adjustable-rate loans and expected future levels of interest rates.

In addition, the Bank has placed increased emphasis on the origination of multifamily loans and, in April 1998, established a multifamily lending department staffed by personnel experienced in the multifamily lending business.

Generally, all loans are originated for investment with certain exceptions for longer-term fixed-rate one-to-four family mortgage loans. From time to time, the Bank will retain fixed-rate mortgage loans with terms over fifteen years, depending on the asset quality and the interest rate risk position of the Bank. The one-to-four family loan products currently originated for sale by the Bank include a variety of mortgage loans that conform to underwriting standards specified by FNMA and FHLMC ("conforming loans"). Loans that do not conform to FNMA or FHLMC standards due to loan amounts ("jumbo loans") are originated for the Bank's portfolio. With the exception of customary provisions relating to breaches of representations and warranties, sales of loans are made without recourse to the Bank in the event of default by the borrower. The Bank generally retains the servicing rights on the mortgage loans sold to FHLMC.

At June 30, 1998, the Bank was servicing its own portfolio of $651.5 million of loans receivable and $45.3 million of loans for others, primarily consisting of conforming fixed-rate loans sold by the Bank. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans.

During the years ended June 30, 1998 and June 30, 1997, the Bank originated $118.4 million and $100.5 million of fixed-rate and adjustable-rate one-to-four family loans, respectively, of which $118.4 million and $98.5 million, respectively, were retained by the Bank. The fixed-rate loans retained by the Bank consisted primarily of loans with terms of 15 to 30 years. At June 30, 1998, the Bank had no mortgage loans held for sale. The Bank has, in the past, purchased participations in loans, primarily one-to-four family mortgage loans, and had $0.9 million of participations in loans at June 30, 1998.

The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                                  For the Year Ended June 30,
                                                               --------------------------------
                                                                 1998        1997        1996
                                                               --------    --------    --------
                                                                        (In thousands)
  Gross loans:
  Balance outstanding at beginning of period ..............    $503,329    $426,367    $398,421
                                                               --------    --------    --------
     Loans originated:
           One-to-four family .............................     118,384     100,487      53,957
           Multifamily ....................................       9,393       1,616         540
           Commercial real estate .........................      22,537       4,454       6,408
           Construction and development ...................      22,280      13,444       9,080
           Home equity ....................................       3,567       5,824       6,049
           Commercial .....................................      10,083       3,636      11,280
           Consumer and student ...........................       7,024       7,790       7,011
                                                               --------    --------    --------
                      Total loans originated ..............     193,268     137,251      94,325
     Loans purchased ......................................      38,616         910          --
                                                               --------    --------    --------
                      Total loans originated and purchased.     231,884     138,161      94,325
                                                               --------    --------    --------
   Less:
     Principal repayments .................................      83,120      58,485      55,799
     Sales of loans .......................................          --       2,004       9,972
     Transfers to real estate owned .......................         532         673         608
     Principal charged off ................................          40          37          --
                                                               --------    --------    --------
            Total loans ...................................     651,521     503,329     426,367
  Less:
     Loans held for sale, net .............................          --          --       1,155
                                                               --------    --------    --------
     Loans receivable held for investment at end of period.    $651,521    $503,329    $425,212
                                                               ========    ========    ========

Loan Maturity. The following table shows the contractual maturity of the Bank's loan portfolio at June 30, 1998. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $83.1 million, $58.5 million, and $55.8 million for the years ended June 30, 1998, 1997 and 1996, respectively.

                                                                            At June 30, 1998
                                ----------------------------------------------------------------------------------------------------
                                                       Real Estate Loans
                                -------------------------------------------------------------
                                 One-to-                              Construction                             Consumer     Total
                                  Four       Multi-      Commercial       and          Home                      and        Loans
                                 Family      Family     Real Estate   Development     Equity      Commercial   Student    Receivable
                               --------     --------    -----------   -----------     -------     ----------   -------    ----------
                                                                             (In thousands)
Amounts due:
  Within one year..........    $  5,577     $     26    $       209   $    22,027     $     -     $  4,431     $   873    $   33,143
                               --------     --------    -----------   -----------     -------     --------     -------    ----------
  After one year:
    More than one year to
         three years.......       1,433           20            308         9,270           -        2,352       5,344        18,727
    More than three years to
         five years.........      4,734            -          1,062             -          39            -       1,900         7,735
    More than five years to
         10 years...........     30,221       12,312         18,646             -       2,233            -       6,787        70,199
    More than 10 years to
         20 years...........     86,153       38,133         31,858             -      10,376            -       6,777       173,297
    More than 20 years......    342,267            -          3,333             -       2,731            -          89       348,420
                               --------     --------    -----------   -----------     -------     --------     -------    ----------
    Total due after June
         30, 1999...........    464,808       50,465         55,207         9,270      15,379        2,352      20,897       618,378
                               --------     --------    -----------   -----------     -------     --------     -------    ----------
    Total amount due........   $470,385     $ 50,491    $    55,416   $    31,297     $15,379     $  6,783     $21,770       651,521
                               ========     ========    ===========   ===========     =======     ========     =======    ==========
    Less:
Unamortized discounts, net............................................................................................         (631)

Deferred loan costs, net.............................................................................................            855
Allowance for possible loan losses...................................................................................        (7,276)
                                                                                                                            --------
Loans receivable held for investment, net                                                                                 $  644,469
                                                                                                                          ==========

The following table sets forth at June 30, 1998, the dollar amount of gross loans receivable contractually due after June 30, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                                        Due After June 30, 1999
                                               ------------------------------------------
                                                  Fixed       Adjustable       Total
                                               ------------- -------------  -------------
                                                            (In thousands)
Real estate loans:
   One-to-four family.......................   $  176,819    $  287,989     $  464,808
   Multifamily..............................        7,325        43,140         50,465
   Commercial real estate...................        8,128        47,079         55,207
   Construction and development.............            -         9,270          9,270
   Home equity..............................        5,818         9,561         15,379
                                               ------------- -------------  -------------
     Total real estate loans................      198,090       397,039        595,129
Commercial loans............................            -         2,352          2,352
Consumer and student loans..................        6,792        14,105         20,897
                                               ------------- -------------  -------------
     Total loans receivable.................   $  204,882    $  413,496     $  618,378
                                               ============= =============  =============

One-to-four family Loans. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences located in the Bank's primary market area, primarily with maturities of up to thirty years. One-to-four family mortgage loan originations are obtained through the use of mortgage brokers, the Bank's loan center, existing or past customers, advertising, and referrals from real estate brokers and attorneys.

At June 30, 1998, the Bank's one-to-four family loans totaled $470.4 million, or 72.2%, of gross loans. Of the one-to-four family loans outstanding at that date, 38.8% were fixed-rate mortgage loans and 61.2% were adjustable-rate mortgage loans. The Bank generally offers fixed-rate mortgage loans with terms of fifteen and thirty years. The Bank, from time to time may sell fixed-rate residential mortgage loans it originates with terms in excess of fifteen years, except for non-conforming loans, to FHLMC, and retains the servicing on all loans sold, although the Bank may retain fixed-rate mortgage loans with terms exceeding fifteen years, depending on the asset quality and the interest rate risk position of the Bank. The Bank generally retains for its portfolio shorter-term, fixed-rate loans with maturities of fifteen years or less and all adjustable-rate one-to-four family loans.

The Bank currently offers a number of adjustable-rate mortgage loans with terms of up to thirty years and interest rates which adjust annually from the outset of the loan or which adjust annually after a one, three, five or seven year initial fixed period. Forty-year terms are available on certain adjustable-rate loans. The interest rates for the Bank's adjustable-rate mortgage loans are indexed to the one or three year U.S. Treasury Securities Index. Interest rate adjustments on loans are limited to a 2% periodic adjustment cap (2.5% on five-year adjustable-rate loans) and a maximum adjustment of 6% over the life of the loan. Certain of the Bank's adjustable-rate mortgage loans can be converted to a fixed-rate loan with interest rates based upon the then-current market rates plus a varying margin.

The volume and type of adjustable-rate mortgage loans originated by the Bank have been affected by such market factors as the level of interest rates, competition, consumer preferences and the availability of funds. The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, are intended, in part, to reduce the Bank's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases are expected to reduce the risks associated with adjustable-rate loans but also may limit the interest rate sensitivity thereof.

One-to-four family residential mortgage loans are generally underwritten according to FNMA or FHLMC guidelines. The Bank currently originates one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 97% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

In an effort to provide financing for low and moderate-income homebuyers, the Bank participates in residential mortgage programs and products sponsored by the State of New York Mortgage Association ("SONYMA"). The SONYMA mortgage programs provide low and moderate-income households with fixed-rate loans, which have market rates generally below prevailing fixed-rate mortgages and which allow below market down payments. At June 30, 1998, $9.4 million, or 1.4% of total loans, were sponsored by SONYMA.

Multifamily Lending. During fiscal 1998, the Bank increased its origination of multifamily loans through the establishment of a separate department staffed by personnel experienced in the multifamily lending business. During fiscal 1998, the Bank originated $9.4 million and purchased $38.6 million of multifamily loans, as compared to originations of $1.6 million and $540,000 in fiscal years 1997 and 1996, respectively. As a result, the Bank had approximately $50.5 million, or 7.7% of the total loan portfolio invested in multifamily loans. The largest multifamily loan in the Bank's portfolio at June 30, 1998, was a $13.4 million loan secured by six individual multifamily apartment dwellings in the Borough of The Bronx.

Multifamily loans generally involve large principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multifamily properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by originating such loans within market areas where it has knowledge and experience.

In reaching its decision on whether to make a multifamily loan, the Bank considers the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. Multifamily loans originated by the Bank require a debt service coverage ratio of at least 120% and a loan to value ratio of no more than 75% of the lower of the appraised value or sales price of the underlying property. Generally, these loans are 5 year adjustable-rate loans with a term of 15 years and an amortization schedule not exceeding 30 years. The Bank's multifamily loans are originated with rates that are generally fixed for the first five years with a single adjustment on the fifth anniversary of the loan based upon the average monthly yield on the U.S. Treasury obligations, adjusted to a constant maturity of five years, plus a margin of 1.75% to 2.50%.

Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties used for business purposes or a combination of residential and retail purposes and that are generally located in the Bank's primary market area. All mixed-use properties are classified as commercial real estate. At June 30, 1998, the Bank's commercial real estate loan portfolio totaled approximately $55.4 million, or 8.5%, of total loans. The Bank's underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 75% of the lower of the appraised value or sales price of the property, subject to the Bank's current regulatory loans-to-one-borrower limit. These loans generally may be made with terms up to twenty years and are generally offered at interest rates that adjust every one, three or five years, utilizing the corresponding U.S. Treasury Securities Index as a base. The Bank also offers fixed-rate commercial real estate loans with ten-year terms. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. In addition, the Bank considers the business activities and present and past uses of the properties in evaluating potential environmental issues and, where such consideration indicates a need, a more detailed investigation by a qualified environmental expert is conducted. The Bank has generally required that the properties securing commercial real estate loans have a debt service coverage ratio (the ratio of earnings before debt service to debt service) of at least 120%. Exceptions to this ratio are considered on an individual basis and must be approved by the appropriate lending authority. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The largest commercial real estate loan in the Bank's portfolio at June 30, 1998, was a $3.4 million loan secured by a shopping center located on Staten Island.

Loans secured by commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, or business operated on such properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service coverage ratio. As part of the operating strategy, the Bank intends to continue to emphasize its commercial real estate lending activities in its primary market area depending on the demand for such loans and commercial real estate market conditions.

Construction and Development Lending. The Bank originates construction and development loans for the development of commercial and residential property located in its primary market area, and may originate construction and development loans outside its primary market area to existing customers. At June 30, 1998, the Bank had $31.3 million of construction loans, most of which related to the construction of one-to-four family properties, of which $20.3 million of these loans were outstanding at that date. The Bank originates loans for the acquisition of commercial and residential property located in its primary market area usually if such acquisition loan is part of an overall development loan. Construction loans are offered primarily to experienced local developers operating in the Bank's primary market area and, to a lesser extent, to individuals for the construction of their residences. The majority of the Bank's construction loans are originated primarily to finance the construction of one-to-four family, owner-occupied residential real estate, and commercial real estate properties located in the Bank's primary market area. Construction loans are generally offered with terms of up to two years. Construction loans may be made in amounts up to 70% of the estimated cost of construction, or up to 80% in the case of loans to individuals for the construction of their residences. With respect to commercial construction loans, the Bank generally requires borrowers, with whom the Bank does not have experience, to secure permanent-financing commitments from generally recognized lenders for an amount equal to or greater than the amount of the loan. In some cases, the Bank may itself provide permanent financing. Loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Bank's lending officers warrant.

The Bank originates land loans to local developers for the purpose of holding or developing the land for sale. At June 30, 1998, the Bank had $8.3 million of land loans. Such loans are secured by a lien on the property, and limited to 65% of the appraised value of the secured property on raw land or up to 75% on developed building lots, and have terms of up to two years, with floating interest rates based on the prime rate (which is the prime rate as published in The Wall Street Journal). The principal of the loan is reduced as lots are sold and released. The Bank's land loans are generally secured by property in its primary market area; however, the Bank may originate land loans outside its primary market area to existing customers. In addition, the Bank generally originates such loans to developers with whom it has established relationships and obtains personal guarantees.

Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. The largest construction loan in the Bank's portfolio at June 30, 1998, was a $2.7 million loan for the construction of multiple single-family residences located in the Borough of Staten Island.

Home Equity Lending. The Bank offers fixed-rate, fixed-term home equity loans and lines of credit and adjustable-rate home equity loans in its primary market area. At June 30, 1998, the Bank's home equity loans and lines of credit totaled $15.4 million, or 2.4%, of the Bank's gross loans. Fixed-rate, fixed-term home equity loans and lines of credit are offered in amounts up to 75% (80% if the Bank holds the first mortgage) of the appraised value of the property (including the first mortgage). Fixed-rate, fixed-term home equity loans and lines of credit are offered with terms of up to ten years, with interest-only payments during the first five years and repayment of principal and interest during the final five years. Adjustable-rate home equity loans are offered in amounts up to 75% (80% if the Bank holds the first mortgage) of the appraised value of the property (including the first mortgage) with terms of up to twenty years. Adjustable-rate loans are indexed to the prime rate (which is the prime rate as published in The Wall Street Journal).

Commercial Lending. The Bank also originates commercial loans to small and medium sized businesses operating in the Bank's primary market area. At June 30, 1998, the Bank had $6.8 million of commercial loans, which amounted to 1.0% of the Bank's total loans receivable. Although such loans are sometimes secured by equipment, leases, inventory and accounts receivable, in the case of the Bank, the majority of its commercial loans are secured by real estate. Term loans are generally offered with adjustable rates of interest and terms of up to five years. Secured commercial loans will be made in an amount up to 85% of the value of the property securing the loan. All term loans fully amortize during the term of such loan. Business lines of credit have terms of up to five years, if secured, and up to two years, if unsecured. Secured lines of credit will generally be made in amounts up to 85% of the value of the property securing the line. Interest rates on business lines of credit adjust on a daily basis and are indexed to the prime rate.

The Bank also issues both secured and unsecured letters of credit to business customers of the Bank. Secured letters of credit will be issued in amounts up to 100% of the value of the collateral securing the letter of credit. Acceptable collateral includes an assigned deposit account with the Bank, real estate or marketable securities. Letters of credit have a maximum term of two years. At June 30, 1998, there was $552,000 letters of credit outstanding.

In making commercial loans, the Bank considers primarily the financial resources of the borrower, the borrower's ability to repay the loan out of net operating income, the Bank's lending history with the borrower and the value of any collateral. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. However, personal guarantees may not be required on such loans, depending on the creditworthiness of the borrower and other mitigating circumstances. The Bank's largest commercial loan at June 30, 1998, was $0.7 million. At such date, the Bank had $4.3 million of unadvanced commercial lines of credit.

Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment or other income and secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent upon the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise or may fluctuate in value based on the success of the business.

Consumer and Student Lending. The Bank's portfolio of consumer and student loans consists primarily of student loans, unsecured personal loans and overdraft lines of credit. As of June 30, 1998, consumer and student loans amounted to $21.8 million, or 3.3% of the Bank's total loan portfolio, of which $15.4 million were student loans. The Bank offers student loans through the Federal Family Education Loan Program, a federal program governed by the New York State Higher Education Services Corporation ("NYSHESC"). The Bank offers both subsidized and unsubsidized Federal Stafford Loans and Federal Parent Loans. NYSHESC is responsible for the final approval of these loans and guarantees all student loans made by the Bank. The terms and rates of the loans are set by NYSHESC. The Bank is permitted to charge an origination fee, currently 3.0% of the loan amount, which is subject to change by the NYSHESC.

Consumer loans may entail a greater degree of credit risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured. Consumer loan collections are dependent upon the borrower's continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established an Officer Loan Committee, which is comprised of members of senior management, including the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Bank, whom are also Directors of the Bank. The Officer Loan Committee has the authority to approve all loans greater than $250,000, but less than $500,000, with the exception of multifamily loans. The Officer Loan Committee approves all multifamily loans greater than $1.5 million but less than $2.0 million. The Board has also established a Director Loan Committee, comprised of five members of the Board of Directors, whom are not employees of the Bank, to review and approve all loans in amounts greater than the Officer Loan Committee approval limits up to $3.0 million. The Directors Loan Committee discusses and approves all loans and lines of credit in amounts greater than management has authority to approve, within the Committee's designated authority as established from time to time by the Board of Directors. Loans, in amounts that exceed the Directors Loan Committee's authority are approved or denied by the Board of Directors. In addition, the Board has established lending authorities for individual officers as to its various types of loan products.

The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: multifamily loans can be approved by two members of the Multifamily Lending Division, requiring the Multifamily Division Head and one Vice President of the Multifamily Division up to $1.5 million; residential mortgage loans and construction loans of up to $250,000 and home equity loans of up to $250,000 can be approved by the Senior Real Estate Officer, together with one other loan officer; commercial mortgages of up to $250,000, secured commercial loans up to $200,000 and unsecured commercial loans and lines of credit up to $100,000 can be approved by the Senior Commercial Loan Officer, together with one other loan officer. Additionally, individual loans to one borrower may not exceed $3.0 million and aggregate loans to one borrower may not exceed $3.0 million for all loans, with the exception of multifamily loans in which the aggregate loan limit is $12 million, without Board approval. Total aggregate loans are also subject to the Bank's regulatory loans-to-one-borrower limit, which at June 30, 1998, was $19.7 million.

With respect to all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by appraisers approved by the Bank. For proposed mortgage loans, the Board annually approves independent appraisers used by the Bank and approves the Bank's appraisal policy. The Bank's policy is to obtain title and hazard insurance on all mortgage loans and the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes.

Delinquent Loans, Real Estate Owned and Classified Assets

Management and the Board of Directors perform a monthly review of all delinquent loans. The Bank's procedures with respect to delinquencies vary, depending upon the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed, that a delinquency notice be mailed no later than the thirtieth day of delinquency and that a late charge be assessed after fifteen days. The Bank's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. Mortgage loans, which are more than 45 days delinquent, are referred to the Bank's attorneys for collection. If the loan becomes 75 days delinquent, the Bank's attorneys are instructed to commence foreclosure proceedings.

It was the Bank's policy to discontinue accruing interest on all commercial real estate, construction and commercial loans which were past due 90 days, on all consumer loans which were past due 120 days, and on all one-to-four family residential mortgage loans which were past due 180 days, or, when in the opinion of management, such suspension was warranted. Effective July 1, 1997, the Bank revised this policy such that it does not accrue interest on any loans, including one-to-four family loans secured by real estate, which are more than 90 days delinquent unless, in the opinion of management, collection is probable. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as "real estate owned" and is recorded at the lower of the unpaid principal balance or fair value, less costs to sell at the date of acquisition and thereafter. For loans in excess of $25,000, fair value must be substantiated by an appraisal of the property and, thereafter, appraisal of the property on an as-needed basis. At June 30, 1998, the Bank had $5.9 million of nonperforming assets (defined as non-accruing loans and REO).

At June 30, 1998, the Bank's real estate owned, net, consisting of foreclosed assets, totaled $322,000, which was comprised of two one-to-four family properties and one mixed use commercial property. Bank personnel generally conduct periodic external inspections on all properties securing loans in foreclosure and generally conduct external appraisals on all properties prior to taking ownership of the property. Based upon such inspections and appraisals, the Bank will charge off any loan principal it deems appropriate at such time. Bank personnel conduct monthly reviews of foreclosed real estate and periodically adjust valuation allowance for possible declines in the value of real estate owned. The Bank had no allowance for possible losses on real estate owned at June 30, 1998. The Bank is currently offering for sale all real estate owned as a result of foreclosure through brokers and through its own personnel. The Bank's policies generally permit the financing of the sale of its foreclosed real estate on substantially the same terms applicable to its other real estate mortgage loans.

Federal regulations and the Bank's Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories, but possess weaknesses, are required to be designated "Special Mention."

When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for possible loan losses in an amount deemed prudent by management, unless the loss of principal appears to be remote. General valuation allowances represent loss allowances, which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount.

A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and NYSBD, which can order the establishment of additional general or specific loss allowances. The FDIC, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Bank believes that it has established an adequate allowance for possible loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time, its allowance for possible loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

All residential real estate loans with loan balances in excess of $500,000 are reviewed annually. Commercial real estate and construction loans with a balance in excess of $500,000 are also reviewed annually. Additionally, loans with balances of $1.0 million or more will be reviewed semi-annually, if conditions warrant. Loan reviews are performed by the Loan Reviewer, a person not directly involved in the lending or loan administration process. Each loan reviewed is submitted to the Loan Review Committee, composed of the Loan Reviewer, Senior Real Estate and Commercial Loan Officer, the Foreclosure Officer and certain members of the Board of Directors. Meetings are held on a quarterly or on an as-needed basis. Upon review, the Committee will classify the loan and comment as to any corrective action needed. The Senior Real Estate Loan Officer will report to the Board of Directors the findings of the Loan Review Committee on an on-going basis. A report, summarizing the results of loan reviews, is submitted to the Board on a quarterly basis, or as meetings occur.

At June 30, 1998, the Bank had $2.5 million of assets designated as Substandard, consisting of nine loans; $38,000, consisting of 14 consumer loans classified as Doubtful; and $5,000, consisting of four consumer loans classified as Loss. At June 30, 1998, the Bank had $3.0 million of assets designated as Special Mention, consisting of 23 loans which were designated Special Mention, due to past loan delinquencies.

The following tables set forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                                                     At June 30, 1998
                                                     ----------------------------------------------------
                                                          60-89 Days                90 Days or More
                                                     -----------------------     ------------------------
                                                        Number    Principal        Number      Principal
                                                     ----------- -----------     ----------  ------------
                                                                    (Dollars in thousands)
One-to-four family................................        4       $  481              24        $3,162
Multifamily.......................................        -            -               -             -
Commercial real estate............................        -            -               5         1,619
Construction and development......................        4          612               2           606
Home equity.......................................        1           33               1           144
Commercial loans..................................        3          134               -             -
Consumer and student loans........................       88          273               1             3
                                                     ----------- -----------     ----------  ------------
     Total........................................      100       $1,533              33        $5,534
                                                     =========== ===========     ==========  ============
Delinquent loans to total loans(1)................                  0.24%                         0.85%
                                                                 ===========                 ============


                                                                     At June 30, 1997
                                                     ----------------------------------------------------
                                                          60-89 Days                90 Days or More
                                                     -----------------------     ------------------------
                                                        Number    Principal        Number     Principal
                                                     ----------- -----------     ----------  ------------
                                                                  (Dollars in thousands)
One-to-four family................................        3       $   338             20        $2,306
Multifamily.......................................        -             -              -             -
Commercial real estate............................        1         1,102              6           876
Construction and development......................        1           100              3           341
Home equity.......................................        -             -              1            30
Commercial loans..................................        1            18              -             -
Consumer and student loans........................       67           213             89           324
                                                     ----------- -----------     ----------  ------------
     Total........................................       73        $1,771            119        $3,877
                                                     =========== ===========     ==========  ============
Delinquent loans to total loans(1)................                   0.35%                        0.77%
                                                                 ===========                 ============

                                                                     At June 30, 1996
                                                    ----------------------------------------------------
                                                          60-89 Days                90 Days or More
                                                    -----------------------     ------------------------
                                                      Number     Principal        Number      Principal
                                                    ----------- -----------     ----------  ------------
                                                                  (Dollars in thousands)
One-to-four family................................        7     $   901             16        $1,837
Multifamily.......................................        -           -              -             -
Commercial real estate............................        -           -              4           939
Construction and development......................        1         385              7           687
Home equity.......................................        -           -              4            94
Commercial loans..................................        1         118              -             -
Consumer and student loans........................       25          71             77           263
                                                    ----------- -----------     ----------  ------------
     Total........................................       34      $1,475            108        $3,820
                                                    =========== ===========     ==========  ============
Delinquent loans to total loans(1)................                 0.35%                        0.91%
                                                                ===========                 ============

(1) Total loans includes loans receivable held-for-investment, plus deferred loan costs, deferred mortgage interest and unamortized discounts, net.

Non-Performing Assets. The following table sets forth information regarding the Bank's non-performing assets.

                                                                                             At June 30,
                                                                   ---------------------------------------------------------------
                                                                     1998         1997           1996         1995        1994
                                                                   --------     ---------     ---------    ----------  -----------
                                                                                        (Dollars in thousands)
Non-accrual loans:
        One-to-four family ...................................       $3,306        $1,676        $1,695        $1,590        $1,862
        Multifamily ..........................................           --            --            --            --            --
        Commercial real estate ...............................        1,619           876           939           593         1,747
        Construction and development .........................          606           120           120           108           215
        Commercial ...........................................           --            --            --            --            --
        Consumer and student .................................            3            --            --            --            52
                                                                     ------        ------        ------        ------        ------
            Total non-accrual loans ..........................        5,534         2,672         2,754         2,291         3,876
  Loans contractually past due 90 days or more and
      still accruing interest(1) .............................           --         1,205         1,066           704         1,513
                                                                     ------        ------        ------        ------        ------
                     Total non-performing loans ..............        5,534         3,877         3,820         2,995         5,389
  Real estate owned ..........................................          322           662           612           335           441
                                                                     ------        ------        ------        ------        ------
                     Total non-performing assets .............       $5,856        $4,539        $4,432        $3,330        $5,830
                                                                     ======        ======        ======        ======        ======
  Allowance for possible loan losses
     as a percent of loans(2) ................................         1.12%         1.10%         1.14%         0.83%         0.87%

  Allowance for possible loan losses as a percent of
     total non-performing loans(3) ...........................       131.50        141.09        125.55        109.35         57.64
  Non-performing loans as a percent of loans(2)(3) ...........         0.85          0.78          0.91          0.76          1.51
  Non-performing assets as a percent of total
      assets(3) ..............................................         0.37          0.46          0.48          0.39          0.71

(1)  Includes consumer and student loans.

(2) Loans include loans receivable held for investment, net, excluding the allowance for possible loan losses.

(3) It was the Bank's policy to generally cease accruing interest on all commercial real estate, construction and commercial loans 90 days or more past due, on all consumer loans which were 120 days or more past due, and on all one-to-four family residential mortgage loans which were 180 days or more past due. Effective July 1, 1997, the Bank revised this policy such that it does not accrue interest on any loans, including one-to-four family loans secured by real estate, which are more than ninety days delinquent as to principal and interest unless, in the opinion of management, collection is probable.

Non-accrual loans totaled $5.5 million as of June 30, 1998, which included 25 one-to-four family loans, with an aggregate balance of $3.3 million and 7 commercial real estate loans and construction loans with an aggregate balance of $2.2 million, of which one loan is a $1.1 million commercial mortgage on a mixed-use property in Staten Island, New York. Non-accrual loans do not include student loans delinquent 90 days or more, as the Bank does not classify such loans as non-accrual because delinquent principal and interest on student loans is guaranteed by the U.S.
government.

Allowance for Loan Losses

The allowance for possible loan losses is maintained through provisions for possible loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Bank's primary lending area. The allowance for possible loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio that are deemed probable and estimable, based on information currently known to management. The Bank's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, costs and expenses associated with maintaining and holding the property until sale, and the costs associated with the Bank's inability to utilize funds for other income producing activities during the estimated holding period of the property.

As of June 30, 1998, the Bank's allowance for possible loan losses was $7.3 million, or 1.1% of total loans, and 131.5% of non-performing loans as compared to $5.5 million, or 1.1% of total loans, and 141.1% of non-performing loans, as of June 30, 1997. The Bank had total non-performing loans of $5.5 million and $3.9 million at June 30, 1998 and June 30, 1997, respectively, and non-performing loans to total loans of 0.9% and 0.8%, respectively. The Bank will continue to monitor and modify its allowance for possible loan losses as conditions dictate. The Board of Directors reviews the adequacy of the allowance for possible loan losses quarterly. While management believes that, based on information currently available, the Bank's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may, in the future, increase its level of loan loss allowance as a percentage of total loans and non-performing loans in the event it increases the level of multifamily, commercial real estate, construction and development or other lending as a percentage of its total loan portfolio. In addition, the FDIC and NYSBD, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.


                                                                            Years Ended June 30,
                                                      -----------------------------------------------------------------
                                                          1998        1997          1996         1995         1994
                                                      ------------ ------------  ------------ ------------ ------------
                                                                               (In thousands)
Balance at beginning of period......................     $5,470       $4,796        $3,275       $3,106       $2,735
                                                      ------------ ------------  ------------ ------------ ------------
Provision for loan losses...........................      2,200        1,080         1,600          600          859
Charge-offs:
    Real estate loans...............................        110          174           166          384          565
    Commercial real estate..........................        142           15             -            6          118
    Consumer and student loans......................        281          286           186          150          133
                                                       ------------ ------------  ------------ ------------ ------------
          Total charge-offs.........................        533          475           352          540          816
Recoveries:
    Real estate loans...............................          -           45            97           48          241
    Commercial real estate..........................         88            -           122            -            -
    Consumer and student loans......................         51           24            54           61           87
                                                      ------------ ------------  ------------ ------------ ------------
          Total recoveries..........................        139           69           273          109          328
Net charge-offs.....................................        394          406            79          431          488
                                                      ============ ============  ============ ============ ============
Balance at end of period............................     $7,276       $5,470        $4,796       $3,275       $3,106
                                                      ============ ============  ============ ============ ============

         The following tables set forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                               At June 30,
                   --------------------------------------------------------------------
                                  1998                              1997
                   --------------------------------- ----------------------------------

                             Percent     Percent of              Percent    Percent of
                                of       Loans in                  of       Loans in
                             Allowance     Each                 Allowance     Each
                             to Total   Category to              to Total  Category to
                     Amount  Allowance  Total Loans   Amount    Allowance  Total Loans
                   --------------------------------- ----------------------------------
                                         (Dollars in thousands)
Real estate(1)...   $3,581       49 %      96 %       $2,619       48 %       94 %
Commercial.......      156        2         1            355        6          1
Consumer and           325        5         3            321        6          5
    Student......
Unallocated .....    3,214       44         -          2,175       40          -
                   =========  =======    ======      =========   =======   =======
Total allowance
    for possible
    loan losses..   $7,276      100 %     100 %       $5,470       100 %     100 %
                   =========  =======    ======      =========   =======   =======

                                                               At June 30,
                   ----------------------------------------------------------------------------------------------------
                                 1996                              1995                             1994
                   ---------------------------------- -------------------------------- --------------------------------
                                         Percent of                           Percent of                      Percent of
                                          Loans in                             Loans in                       Loans in
                             Percent of     Each                  Percent of     Each             Percent of    Each
                             Allowance    Category                Allowance    Category            Allowance  Category
                             to Total     to Total                to Total     to Total            to Total   to Total
                    Amount   Allowance     Loans         Amount   Allowance     Loans     Amount   Allowance    Loans
                    -------  ----------  ------------  ---------- -----------  ---------  -------  ----------  ---------
                                                         (Dollars in thousands)
Real estate(1)...   $2,173      45 %          93 %      $2,084         64 %         93 %  $1,892        61 %       93 %
Commercial.......      380       8             3           472         14            1       427        14          2
Consumer and           315       7             4           295          9            6       255         8          5
    Student......
Unallocated .....    1,928      40             -           424         13            -       532        17          -
                    -------  ----------  ------------  ---------- -----------  ---------  -------  ----------  ---------
Total allowance
    for possible
    loan losses..   $4,796     100 %         100 %      $3,275         100 %       100 %  $3,106       100 %      100 %
                    =======  =========  ============   ==========  ==========  ========= ========  ==========  =========

(1) Real estate includes one-to-four family, multifamily, commercial real estate, construction and development, and home equity loans.

Securities Investment Activities

The investment policy of the Company and the Bank, which is approved by the Board of Directors, is designed primarily to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the Bank's lending activities and to provide and maintain liquidity. In establishing its investment strategies, the company considers its business and growth position, the economic environment, its interest rate sensitivity position, the types of securities to be held and other factors.

While the Board of Directors has final authority and responsibility for the securities investment portfolio, the Bank has established a Management Investment Committee comprised of six senior officers, including the Investment Officer, to supervise the Bank's securities investment program. The Management Investment Committee meets at least quarterly and evaluates all investment activities for safety and soundness, adherence to the Bank's investment policy and assurance that authority levels are maintained. The Bank's policies provide that all investment transactions must be authorized by two senior executive officers and reported to the Board of Directors on a monthly basis and reviewed by the Asset/Liability Committee on an ongoing basis.

The Company's current securities investment policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations, various types of mortgage-backed and mortgage-related securities, including collateralized mortgage obligations ("CMOs"), corporate equities, commercial paper and insured certificates of deposit.

The Company currently does not participate in hedging programs, interest rate swaps, or other activities involving use of off-balance sheet derivative financial instruments. Similarly, the Company does not invest in mortgage-related securities, deemed to be "high risk" by the federal banking regulators.

In November 1995, the Financial Accounting Standards Board ("FASB") issued a special report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," which allowed institutions to affect a one-time reclassification of its securities from held to maturity to available for sale without requiring that all securities held to maturity be reclassified. As a result, in November 1995, the Bank reclassified $26.0 million of securities from held to maturity to available for sale. In February 1998, the Company transferred its entire securities held to maturity portfolio to its securities available for sale portfolio as part of a balance sheet restructuring initiative implemented at that time, primarily in connection with a reassessment by the Company of its asset/liability management strategy. As a result, the Company did not maintain a portfolio of securities held to maturity, nor a trading portfolio of securities at June 30, 1998. In connection with the balance sheet restructuring initiative, approximately $54.7 million of securities available for sale were sold and a net loss of $144,000 was realized. Management believes that the flexibility of the available for sale portfolio will assist the Company in evaluating market opportunities while managing the Bank's exposure to interest rate risk and asset sensitivity.

As of June 30, 1998, the Company's securities portfolio totaled $843.2 million, or 52.8% of total assets, with a weighted average life of 7.5 years and was classified as available for sale.

Mortgage-Backed and Mortgage-related Securities. The Bank purchases mortgage-backed and mortgage-related securities in order to: (i) generate positive interest rate spreads with minimal administrative expense; (ii) lower its credit risk as a result of the guarantees provided by GNMA, FHLMC and FNMA;
(iii) utilize these securities as collateral for borrowings; and (iv) maintain sufficient liquidity levels for the Bank. The Bank has primarily invested in mortgage-backed and mortgage-related securities issued or sponsored by GNMA, FHLMC and FNMA and private issuers.

The Bank also invests in CMOs issued or sponsored by FNMA and FHLMC, as well as private issuers. At June 30, 1998, mortgage-backed and mortgage-related securities totaled $604.3 million, or 37.9% of total assets, with a weighted average yield of 6.78%. The increase in such securities reflects management's recent revisions to its investment strategy, placing greater emphasis on mortgage-backed and mortgage-related securities, the investment of conversion proceeds and the investment of borrowings from the FHLB. At June 30, 1998, the Company's CMO portfolio totaled $227.2 million, or 14.2% of total assets, consisting of $188.1 million of CMOs issued by private issuers and $39.1 million issued by the government sponsored agency FNMA. The Company policy limits its privately issued CMOs to non-high risk securities rated "AAA" by two rating agencies, with an average life of seven years or less and limits the amount of such investment to 40% of total assets. For government sponsored CMOs, the policy limits such investments to non-high risk securities that have an average life of 10 years or less. The credit rating of the specific CMOs owned are monitored on a regular basis. The current investment policy prohibits the purchase of higher risk CMOs, which are defined as those securities exhibiting significantly greater volatility of estimated average life and price relative to interest rates than do standard 30-year fixed-rate securities. At such date, the Company's CMO portfolio had an estimated average life of 1.5 years and a weighted average yield of 6.88%.

Debt Securities. The Company's investment in debt securities generally consists of investments in U.S. government obligations, debt securities issued by government sponsored agencies such as FNMA, FHLB and FHLMC and debt issues of creditworthy financial companies. During fiscal year 1998, the Company either sold or allowed to mature its U.S. government obligations, government sponsored agency debt, corporate and public utility bonds in conjunction with its asset/liability management strategy.

U.S. Government and Agency Obligations. At June 30, 1998, the Company's U.S. government securities portfolio totaled $8.9 million, with a weighted average maturity of 2.5 months. The agency security portfolio totaled $24.7 million and consists of callable agency zero-coupon medium term notes and callable debentures. The Company's current investment practice is to de-emphasize its investments in such instruments.

Corporate, Public Utility and Financial Bonds. The corporate bond portfolio of the Company consists of short and medium term fixed-rate investment grade issues totaling $5.2 million, with a weighted average coupon and weighted average maturity of 7.00% and 11 months, respectively, at June 30, 1998.

The public utility bond portfolio at June 30, 1998, totaled $14.4 million, consisting of bonds issued by electric and gas utilities and telephone companies. The weighted average maturity and weighted average coupon was 1.9 years and 6.60%, respectively.

All of the corporate bond and public utility bond issues held are rated "A" or higher and classified as available for sale. Consistent with the Company's current securities investment strategy, the Company intends to de-emphasize its investment in corporate and public utility bonds.

At June 30, 1998, the financial bond portfolio totaled $115.9 million, consisting of $77.1 million fixed-rate and $38.8 million floating-rate issues. Such issues are long term and generally issued by investment grade U.S. banks and savings and loan holding companies. All of the Company's financial bonds are callable by the respective issuers pursuant to the terms of the bonds, generally after an initial ten year holding period. The floating-rate bonds reset quarterly, based on the Three Month LIBOR (London Interbank Offer Rate) Index plus margins ranging from 0.50% to 0.75%. The current policy of the Company limits the purchases of corporate, public utility and financial bonds to a maturity of 30 years or less, a total investment of 10% of total assets, with a 1% limitation for any single issuer.

Equity Securities. At June 30, 1998, the Company's equity securities portfolio totaled $56.3 million, all of which was classified as available for sale. Such portfolio consisted of investments of $800,000 in mutual funds, $28.5 million of investments in preferred stock, primarily of financial institutions, and $27.0 million of investments in common stock. The Company's policy limit for its common and preferred stock investments is 5% and 7.5%, respectively, of its total assets. Current policy permits the purchase of preferred stock rated investment grade. The substantial majority of the preferred stock holdings are redeemable by issuers after five years.

The following table sets forth the composition of the Company's debt and equity and mortgage-backed and mortgage-related securities portfolios in dollar amounts and percentages at the dates indicated:

                                                                             At June 30,
                                               ----------------------------------------------------------------------
                                                        1998                     1997                    1996
                                               -----------------------   --------------------   ---------------------
                                                              Percent                Percent                Percent
                                                 Amount      of Total      Amount   of Total    Amount     of Total
                                               ----------- -----------   ---------  ---------   ---------  ----------
                                                                     (Dollars in thousands)
Debt securities:
       Corporate bonds.......................  $   5,213       0.62%     $ 68,483     15.66%    $110,714     26.94%
       U.S. Government obligations...........      8,989       1.07        52,757     12.06      120,045     29.21
       Agency securities.....................     24,675       2.93        39,457      9.02       49,472     12.03
       Public utilities......................     14,385       1.70        36,489      8.34       39,257      9.55
       Municipal bonds.......................      1,182       0.14         1,149      0.26        1,188      0.28
       Other debt obligations................      2,249       0.27         6,866      1.57        6,976      1.70
       Asset backed notes....................      9,988       1.18             -         -            -         -
       Financial bonds.......................    115,863      13.74             -         -            -         -
                                               ----------   --------    ----------  --------   ----------  --------
         Total debt securities...............    182,544      21.65       205,201     46.91      327,652     79.71
                                               ----------   --------    ----------  --------   ----------  --------

Equity securities:
       Preferred stock.......................     28,448       3.37        14,158      3.24           24      0.01
       Common stock..........................     27,056       3.21         3,814      0.87          156      0.04
       Mutual funds..........................        842       0.10         1,734      0.40        1,527      0.37
                                                ---------   --------     ---------  --------    ---------   -------
         Total equity securities.............     56,346       6.68        19,706      4.51        1,707      0.42
                                                ---------   --------     ---------  --------    ---------   -------

Mortgage-backed and mortgage-related
securities:
       FHLMC pass-through....................     97,362      11.55        82,237     18.80       80,284     19.53
       GNMA pass-through.....................    185,023      21.94        11,824      2.70        1,394      0.34
       FNMA pass-through.....................     76,451       9.07             -         -            -         -
       Private issuer pass-through...........     18,208       2.16         3,276      0.75            -         -
       Agency CMOs...........................     39,125       4.64        36,934      8.44            -         -
       Private issuer CMOs...................    188,135      22.31        78,249     17.89            -         -
                                                ---------   --------     ---------  --------    ---------   -------
         Total mortgage-backed and mortgage-
             related securities..............    604,304      71.67       212,520     48.58       81,678     19.87
                                                ---------   --------     ---------  --------    ---------   -------
         Total securities....................   $843,194     100.00%     $437,427    100.00%    $411,037    100.00%
                                                =========   ========     =========  ========    =========   =======

Debt and equity securities available for
sale.........................................   $238,890      28.33%     $ 19,706      4.51%   $ 21,659       5.27%
Debt and equity securities held to maturity..          -          -       205,201     46.91     307,700      74.86
                                               ----------   --------    ----------  --------   ----------  --------
         Total debt and equity securities....    238,890      28.33       224,907     51.42      329,359     80.13
                                               ----------   --------    ----------  --------   ----------  --------
Mortgage-backed and mortgage-related
     securities available for sale...........    604,304      71.67        27,398      6.26        1,394      0.34
Mortgage-backed and mortgage-related
     securities held to maturity.............          -          -       185,122     42.32       80,284     19.53
                                               ==========   ========    ==========  =========  ==========  ========
         Total mortgage-backed and mortgage-
             related securities..............    604,304      71.67       212,520     48.58       81,678     19.87
                                               ----------   --------    ----------  --------   ----------  --------
         Total securities....................   $843,194     100.00%     $437,427    100.00%    $411,037    100.00%
                                               ==========   ========    ==========  =========  ==========  ========

The following table sets forth the Company's securities activities for the periods indicated:

                                                                                   For the Year
                                                                                  Ended June 30,
                                                                      -----------------------------------------
                                                                          1998           1997          1996
                                                                      ------------   ------------  ------------
                                                                                  (In thousands)
Beginning balance ...................................................   $437,427       $411,037      $382,573
                                                                      ------------   ------------  ------------
Add:
Debt and equity securities purchased held to maturity................         -          17,611       150,256
Debt and equity securities purchased available for sale..............    173,260         17,678         1,064
Mortgage-backed and mortgage-related securities
         purchased held to maturity..................................          -        133,668        15,197
Mortgage-backed and mortgage-related securities
         purchased available for sale................................    608,059         26,478            -
Change in net unrealized gain on
          available for sale securities..............................      6,179            450            11

Less:
Maturities and redemptions debt and equity securities
         held to maturity............................................     55,972        127,005       107,658
Sales and redemptions of debt and equity securities
         available for sale..........................................    108,936         11,938            10
Maturities and redemptions of mortgage-backed and
         mortgage-related securities held to maturity................     29,237          3,609             -
Principal repayments on mortgage-backed and
         mortgage-related securities held to maturity................     31,987         25,315        21,305
Maturities and redemptions of mortgage-backed and
         mortgage-related securities available for sale..............     69,074              -         5,940
Principal repayments on mortgage-backed and
         mortgage-related securities available for sale..............     86,073            479           410
Realized losses (gains on sales of mortgage-backed and
         mortgage-related securities.................................        287              -           (19)
Realized (gains) losses on debt and equity securities................       (317)           110            (9)
Amortization of investment premiums, net accretion
         of discount.................................................        482          1,039         2,769
                                                                      ------------   ------------  ------------
Ending balance.......................................................   $843,194       $437,427      $411,037
                                                                      ============   ============  ============

The following table sets forth certain information regarding the amortized cost and market values of the Company's debt and equity and mortgage-backed and mortgage-related securities, at the dates indicated:

                                                                          At June 30,
                                            ------------------------------------------------------------------------
                                                       1998                     1997                   1996
                                            ------------------------------------------------------------------------
                                              Amortized     Market      Amortized     Market   Amortized   Market
                                                Cost        Value          Cost       Value       Cost      Value
                                             -----------  -----------  -----------  ---------  ---------  ----------
                                                                         (In thousands)
Debt securities held to maturity:

   U.S. Government obligations.............  $       -     $      -     $ 52,757    $ 52,815   $100,093    $ 99,897
   Agency securities.......................          -            -       39,457      39,522     49,472      49,076
   Municipal bonds.........................          -            -        1,149       1,198      1,188       1,212
   Corporate bonds.........................          -            -      104,972     104,930    149,970     149,431
   Other debt obligations..................          -            -        6,866       6,897      6,977       6,993
                                             -----------  -----------  -----------  ---------  ---------  ----------
        Total debt securities held to
          maturity.........................          -            -      205,201     205,362    307,700     306,609
                                             -----------  -----------  -----------  ---------  ---------  ----------

Debt securities available for sale:

   U.S. Government obligations.............      8,960        8,989            -           -     19,967      19,952
   Agency securities.......................     24,484       24,675            -           -          -           -
   Municipal bonds.........................      1,119        1,182            -           -          -           -
   Corporate bonds.........................     19,425       19,598            -           -          -           -
   Other debt obligations..................      2,218        2,249            -           -          -           -
   Asset backed notes......................      9,954        9,988            -           -          -           -
   Financial bonds.........................    114,153      115,863            -           -          -           -
                                             -----------  -----------  -----------  ---------  ---------  ----------
       Total debt securities available for
         sale..............................    180,313      182,544            -           -     19,967      19,952
                                             -----------  -----------  -----------  ---------  ---------  ----------

Equity securities available for sale:

   Mutual funds............................        605          842        1,629       1,734      1,521       1,527
   Preferred stock.........................     27,146       28,448       14,027      14,158         27          24
   Common stock............................     24,786       27,056        3,578       3,814        109         156
                                             -----------  -----------  -----------  ---------  ---------  ----------
       Total equity securities available
         for sale..........................     52,537       56,346       19,234      19,706      1,657       1,707
                                             -----------  -----------  -----------  ---------  ---------  ----------
Mortgage-backed and mortgage-related
   securities:
Held to maturity:
   FHLMC pass-through......................          -            -       82,237      83,584     80,284      80,631
   Private issuer pass-through.............          -            -        3,276       3,281          -           -
   Agency CMOs.............................          -            -       32,248      32,336          -           -
   Private issuer CMOs.....................          -            -       67,361      67,392          -           -
                                             -----------  -----------  -----------  ---------  ---------  ----------
       Total mortgage-backed and
         mortgage-related securities held
         to maturity.......................          -            -      185,122     186,593     80,284      80,631
                                             -----------  -----------  -----------  ---------  ---------  ----------
Available for sale:
   FHLMC pass-through......................     96,970       97,362       11,710      11,824      1,292       1,394
   GNMA pass-through.......................    185,098      185,023            -           -          -           -
        FNMA pass-through..................     76,616       76,451            -           -          -           -
   Private issuer pass-through.............     18,143       18,208            -           -          -           -
   Agency CMOs.............................     39,165       39,125        4,693       4,686          -           -
   Private issuer CMOs.....................    187,587      188,135       10,881      10,888          -           -
                                             -----------  -----------  -----------  ---------  ---------  ----------
       Total mortgage-backed and
         mortgage-related securities
         available for sale................    603,579      604,304       27,284      27,398      1,292       1,394
Net unrealized gains on
   available for sale securities...........      6,765            -          586           -        137           -
                                             -----------  -----------  -----------  ---------  ---------  ----------
Total securities...........................   $843,194     $843,194     $437,427    $439,059   $411,037    $410,293
                                             ===========  ===========  ===========  =========  ========== ==========

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio as of June 30, 1998.

                                                                  At June 30, 1998
                              ---------------------------------------------------------------------------------------------
                                                    More than One     More than Five
                                 One Year or        Year to Five       Years to Ten      More than Ten
                                    Less               Years              Years              Years             Total
                              -----------------  -----------------  -----------------  -----------------  -----------------
                                       Weighted           Weighted           Weighted           Weighted           Weighted
                              Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average
                                Value   Yield      Value    Yield     Value    Yield     Value    Yield     Value    Yield
                              -------- --------  -------- --------  -------- --------  -------- --------  -------- --------
                                                               (Dollars in thousands)
  Available for sale:
    Debt securities:
      Municipal bonds ......  $      -        -% $    104     6.20% $    508     6.47% $    570     5.76% $  1,182     6.10%
      U.S. Government
       obligations..........     8,989     6.50         -        -         -        -         -        -     8,989     6.50
      Agency securities.....         -        -    16,195     7.00         -        -     8,480     7.39    24,675     7.14
      Public utilities......     2,797     6.39    11,286     6.88         -        -       302     7.31    14,385     6.80
      Industrial bonds......     2,998     7.01     2,215     6.87         -        -         -        -     5,213     6.95
      Other debt
       obligations..........         -        -     2,249     6.90         -        -         -        -     2,249     6.90
      Asset backed notes....         -        -         -        -     9,988     7.00         -        -     9,988     7.00
      Financial bonds.......         -        -         -        -         -        -   115,863     7.63   115,863     7.63
                              --------           --------           --------           --------           --------
   Total debt securities
    available for sale......    14,784     6.58    32,049     6.94    10,496     6.97   125,215     7.60   182,544     7.37
                              --------           --------           --------           --------           --------
     Mortgage-backed and
        mortgage-related
        securities:
      FHLMC pass-through....         -        -    10,013     6.87     8,597     6.13    78,751     6.95    97,361     6.87
      GNMA pass-through.....         -        -         -        -       295     7.09   184,728     6.79   185,023     6.79
      FNMA pass-through.....         -        -         -        -    45,423     6.15    31,028     6.72    76,451     6.38
      Private issuer
        pass-through........         -        -         -        -     2,793     6.63    15,416     6.63    18,209     6.63
      Agency CMOs...........         -        -         -        -         -        -    39,125     6.74    39,125     6.74
      Private issuer CMOs...         -        -         -        -         -        -   188,135     6.91   188,135     6.91
                              --------           --------           --------           --------           --------
 Total mortgage-backed
    and  mortgage-related
    securities available
    for sale................         -        -    10,013     6.87    57,108     6.18   537,183     6.85   604,304     6.78
                              --------           --------           --------           --------           --------
    Equity securities:
      Mutual Funds..........         -        -         -        -         -        -       842     0.52       842     0.52
      Preferred stock.......         -        -     4,511     5.09     9,973     6.08   13,964      6.22    28,448     5.99
      Common stock..........         -        -         -        -         -        -    27,056     1.56    27,056     1.56
                              --------           --------           --------           --------           --------
   Total equity securities..         -        -     4,511     5.09     9,973     6.08    41,862     3.12    56,346     3.84
                              --------           --------           --------           --------           --------
    Total securities
     available for sale.....    14,784             46,573             77,577            704,260            843,194
                              ========           ========           ========           ========           ========
   Total securities.........  $ 14,784     6.58  $ 46,573     6.74  $ 77,577     6.27  $704,260     6.81  $843,194     6.75
                              ========           ========           ========           ========           ========

Sources of Funds

General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes. The Bank also utilizes borrowed funds, primarily FHLB advances and reverse-repurchase agreements, to fund its operations.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, retail checking/NOW accounts, commercial checking accounts, money market accounts, club accounts and certificates of deposit accounts. The Bank offers jumbo certificate of deposit accounts and Individual Retirement Accounts ("IRAs") and other qualified plan accounts. While jumbo certificate accounts are accepted by the Bank and may be subject to preferential rates, the Bank does not actively solicit such deposits, as such deposits are more difficult to retain than core deposits.

At June 30, 1998, the Bank's deposits totaled $950.8 million, of which 87.2% were interest-bearing deposits. For year ended June 30, 1998, the average balance of core deposits totaled $609.4 million, or 66.0% of total average deposits. At June 30, 1998, the Bank had a total of $325.3 million in certificates of deposit, of which $234.6 million had maturities of less than one year. For the year ended June 30, 1997, the average balance of core deposits represented approximately 67.3% of total deposits and certificate accounts represented 32.7%, as compared to core deposits representing 66.0% of total deposits and certificate accounts representing 34.0% of deposits for year ended June 30, 1998. Although the Bank has a significant portion of its deposits in savings accounts, management monitors activity on the Bank's savings accounts and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates it may offer on deposit products.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including television and print media, and generally does not solicit deposits from outside its market area. While the Bank has historically not accepted brokered deposits, the Bank is currently in the process of establishing relationships with deposit brokers and may, in the future, utilize brokered deposits as a funding source, depending on market conditions.

The following table presents the deposit activity of the Bank for the periods indicated.

                                                                For the Year Ended June 30,
                                                           ------------------------------------
                                                             1998          1997          1996
                                                           --------      --------      --------
                                                                     (In thousands)
Net deposits..........................................     $ 34,168      $ 38,896      $ 27,612
Interest credited on deposit accounts.................       30,822        27,707        26,254
                                                           ========      ========      ========
Total increase in deposit accounts....................     $ 64,990      $ 66,603      $ 53,866
                                                           ========      ========      ========

At June 30, 1998, the Bank had outstanding $35.6 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                                                             Weighted
                   Maturity Period                           Amount        Average Rate
------------------------------------------------------     ---------       ------------
                                                              (Dollars in thousands)
Three months or less..................................     $   9,323           4.89%
Over three through six months.........................         6,653           5.41
Over six through 12 months............................         7,815           5.44
Over 12 months........................................        11,777           5.95
                                                           ---------
Total.................................................     $  35,568           5.47
                                                           =========

The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods ended June 30, 1997 and 1996 presented utilize average month-end balances. The period ended June 30, 1998, utilized daily average balances.

                                                             For the Year Ended June 30,
                              -----------------------------------------------------------------------------------------
                                          1998                          1997                           1996
                              ---------------------------    ---------------------------    ---------------------------
                                        Percent                        Percent                        Percent
                                        of Total Weighted             of Total  Weighted              of Total Weighted
                               Average  Average   Average    Average   Average   Average    Average   Average   Average
                               Balance  Deposits   Rate      Balance  Deposits    Rate      Balance   Deposits   Rate
                              --------  -------- --------    -------  --------  --------    -------   -------- --------
                                                                (Dollars in thousands)
    Money market accounts     $ 39,075      4.23%    3.46%   $ 37,552     4.48%      3.4%   $28,430       3.62%    3.47%

    Savings accounts.....      445,057     48.19     2.73     432,162    51.61      2.74    430,500      54.78     2.75
    NOW accounts.........       19,089      2.07     2.34      15,652     1.87      2.36     14,602       1.86     2.42
    Non-interest-bearing
      accounts...........      106,189     11.50        -      78,483     9.37         -     65,670       8.35        -
                              --------  --------            --------  --------             --------   --------
        Total............      609,410     65.99     2.29    563,849     67.33      2.40    539,202      68.61     2.44
                              --------  --------            --------  --------             --------   --------
  Certificates of
  deposit:
    Less than six months.       21,096      2.28     4.42     30,437     3.64       4.38     30,360       3.86     4.55
    Over six through
      12 months..........       57,081      6.18     5.09     46,188     5.52       4.90     39,924       5.08     4.91
    Over 12
      through
      24 months.........       152,047     16.47     5.59    121,109    14.46       5.33    105,340      13.41     5.49
    Over 24 months.......       51,293      5.55     5.81     52,787     6.30       5.75     54,496       6.93     5.66
    Certificates over
      $100,000...........       32,589      3.53     5.46     23,025     2.75       5.32     16,577       2.11     5.39
                              --------  --------            --------  --------             --------   --------
  Total certificates of
   deposit...............      314,106     34.01     5.44    273,546    32.67       5.23    246,697      31.39     5.31
                              --------  --------            --------  --------             --------   --------
      Total average
      deposits...........     $923,516    100.00%    3.36   $837,395   100.00%      3.33   $785,899     100.00%    3.33
                              ========  ========            ========  ========             ========   ========

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

                                   Period to Maturity from June 30, 1998                                    At June 30,
                        -------------------------------------------------------------------------- -------------------------------
                          Less than    One to     Two to     Three to    Four to     Five years
                          One Year    Two years  Three years Four years  Five years   or more       1998       1997      1996
                        ------------  ---------  ----------- ----------  ----------  ----------    -------------------------------
                                                                    (In thousands)
                        -------------------------------------------------------------------------- -------------------------------
   Certificates of
   deposit:
   0 to 4.00%........     $   4,870      $     -   $     1       $    -    $    -        $   -      $  4,871   $  3,369  $  2,972

   4.01 to 5.00%.....        36,812        5,690         -            -        10            -        42,512     75,534   155,120

   5.01 to 6.00%.....       192,518       40,150    22,436        5,595     5,328          714       266,741    205,325    63,573

   6.01 to 7.00%.....           447        1,753       307        3,808       635            -         6,950      9,553    28,167

   7.01 to 8.00%.....             -            -       563        3,711         -            -         4,274      4,285     4,095
                        ===========      =======   =======      =======    ======        =====      ========   ========  ========
    Total............      $234,647      $47,593   $23,307      $13,114    $5,973        $ 714      $325,348   $298,066  $253,927
                        ===========      =======   =======      =======    ======        =====      ========   ========  ========

Borrowed Funds. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds as an alternative to retail deposits to fund asset growth. In this regard, at June 30, 1998, the Bank had total borrowings of $306.0 million, all of which were in the form of advances from the FHLB. These advances are collateralized primarily by the Bank's mortgage-backed securities. The Bank had no borrowings at June 30, 1997.

The Bank may continue to increase the emphasis on borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread. The maximum amount that the FHLB will advance to member institutions fluctuates from time-to-time, in accordance with the policies of the OTS and the FHLB.

Other Activities

In addition to its traditional lending and deposit products, the Bank also offers certain merchant banking services. These include providing credit card deposit accounts to local merchants. The Bank receives a processing fee from the customer for each credit card transaction processed. The Bank also receives monthly income from terminal and printer sales and rentals. For the years ended June 30, 1998 and 1997, $68,000 and $65,000, or 2.0% and 2.2%, respectively, of total fee income was attributable to credit card processing fees. In addition, the Bank has endorsed and promotes a credit card through a national affinity credit card bank. Under the program, the affinity credit card bank receives and underwrites all credit card applications. The Bank receives royalty payments based on new accounts and renewal accounts, as well as a portion of finance charges assessed. For the years ended June 30, 1998 and 1997, the Bank received $47,000 and $42,000, or 1.4% and 1.4%, respectively, of total fee income through the affinity credit card program.

Subsidiary Activities

RCSB Corp. RCSB Corp. ("RCSB"), a wholly-owned subsidiary of the Bank incorporated in the State of New York in 1976, was formed to purchase three branch buildings from the Bank, which are leased back to the Bank. This is currently the only business activity conducted by RCSB. The assets of RCSB totaled $805,000 at June 30, 1998.

Richmond Enterprises, Inc. Richmond Enterprises, Inc., a wholly-owned subsidiary of the Bank incorporated in the State of New York in 1983, previously was a partner in a joint-venture real estate development project with a local developer. The development was completed in 1986, and Richmond Enterprises, Inc. has been inactive since that date. Its total assets as of June 30, 1998, were $2,900.

Richmond County Capital Corp. Richmond County Capital Corp. ("RCCC") is a wholly-owned subsidiary of the Bank, incorporated in the State of New York on February 27, 1998, for the purpose of establishing a Real Estate Investment Trust ("REIT"). On that date, the Bank transferred one-to-four family residential mortgage loans, commercial real estate loans and mortgage-backed securities totaling $266 million, net, which included certain other associated assets and liabilities to RCCC. In return, the Bank received shares of common stock and will receive preferred stock of RCCC. The assets of RCCC totaled $275 million at June 30, 1998.

RCBK Mortgage Corp. RCBK Mortgage Corp., a wholly-owned subsidiary of the Bank, was incorporated in New York State on July 9, 1998, and is licensed to conduct business in the state of New Jersey.

Personnel

As of June 30, 1998, the Bank had 294 full-time employees and 114 part-time employees. The employees are not represented by a collective bargaining agreement and the Bank considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

General

The Company, as a savings and loan holding company, is required to file certain reports and otherwise comply with the rules and regulations of the OTS under the Home Owner's Loan Act.

The Bank is a New York State chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Bank Insurance Fund ("BIF"). The Bank is subject to extensive regulation by the Superintendent, the NYBB, the NYSBD, as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the NYSBD and the FDIC to assess the Bank's compliance with various regulatory requirements and financial condition. This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NYSBD, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations, of the OTS, the NYSBD and the Securities and Exchange Commission ("SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Holding Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings banks and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effect upon the Bank and the Company.

New York State Law

The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and the regulations of the NYBB, as limited by FDIC regulations. Under these laws and regulations, savings banks, including the Bank, may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in the stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain tests of financial performance. A savings bank's lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" authority, make investments, not otherwise authorized, under the New York State Banking Law. This authority permits investments not otherwise authorized of up to 1% of the savings bank's assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with, and reliance upon, the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of debt and equity securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. A New York State chartered stock savings bank may also exercise trust powers upon approval of the NYBB.

New York State chartered savings banks may also invest in subsidiaries under their service corporation investment power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the NYBB. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets.

The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under the New York State Banking Law is limited by FDIC regulations and other federal law and regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") of 1991 and the FDIC regulations issued pursuant thereto.

With certain limited exceptions, a New York State chartered savings bank may not make loans or extend unsecured credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank's net worth. The Bank currently complies with all applicable loans-to-one-borrower limitations.

Under New York State Banking Law, a New York State chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Superintendent is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments.

Under the New York State Banking Law, the Superintendent may issue an order to a New York State chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the NYBB that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization, after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office by the NYBB after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Superintendent or the NYBB against the Bank or any of its Directors or Officers. The Superintendent also may take possession of a banking organization under specified statutory criteria.

FDIC Regulations

Capital Requirements. The FDIC has adopted risk-based capital guidelines to which the Bank is subject. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of such regulatory capital to regulatory risk-weighted assets is referred to as the Bank's "risk-based capital ratio." Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories, ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

These guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues), and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations) and deferred tax assets. Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of 3%, plus an additional cushion of at least 100 to 200 basis points. The federal banking agencies, including the FDIC, have proposed a uniform minimum Tier 1 leverage ratio of 4% for all but the highest rated banks. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

          The following is a summary of the Bank's regulatory capital at June 30, 1998:

          GAAP Capital to Total Assets.................................. 13.36%
          Total Capital to Risk-Weighted Assets......................... 24.81%
          Tier I Leverage Ratio......................................... 12.81%

In August 1995, the FDIC, along with the other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy. According to the agencies, applicable considerations include the quality of the bank's interest rate risk management process, the overall financial condition of the bank and the level of other risks at the bank for which capital is needed. Institutions with significant interest rate risk may be required to hold additional capital. The agencies also have issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The agencies have determined not to proceed with a previously issued proposal to develop a supervisory framework for measuring interest rate risk and an explicit capital component for interest rate risk.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things, internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation; fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, ("FDIC Act"). The final regulation establishes deadlines for the submission and review of such safety and soundness compliance plans.

Real Estate Lending Standards. The FDIC and the other federal banking agencies have adopted regulations that prescribe standards for extensions of credit that
(i) are secured by real estate or (ii) are made for the purpose of financing the construction or improvements on real estate. The FDIC regulations require each institution to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FDIC guidelines, which include loan-to-value limitations for the different types of real estate loans. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

Dividend Limitations. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. Additionally, the Bank, as a subsidiary of a savings and loan holding company, will be required to provide the OTS with 30 days prior written notice before declaring any dividend. The Conversion also restricts the Bank's ability to pay a dividend, if payment of the dividend would impair the liquidation account established in connection with the Conversion.

Investment Activities

Since the enactment of FDICIA, all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. FDICIA and the FDIC regulations, thereunder, permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements, if it is determined, that such activities or investments do not pose a significant risk to the BIF. The FDIC has recently proposed revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. These proposed revisions would, among other things, streamline certain application procedures for healthy banks and impose certain quantitative and qualitative restrictions on a bank's dealings with its subsidiaries engaged in activities not permitted for national bank subsidiaries. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to a FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February, 1993, to invest in listed stocks and/or registered shares subject to the maximum permissible investment of 100% of Tier 1 capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank, or in the event the Bank converts its charter or undergoes a change in control. As of June 30, 1998, the Bank had $50.8 million of securities which were subject to such grandfathering authority.

Prompt Corrective Regulatory Action

Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. Among other things, the regulations define the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater, and generally a leverage ratio of 4% or greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

"Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan is required to be guaranteed by any company that controls the undercapitalized institutions in an amount equal to the lesser of 5.0% of the bank's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions also may not, beginning 60 days after becoming "critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator. Generally, subject to a narrow exception, the appointment of a receiver or conservator is required for a "critically undercapitalized" institution within 270 days after it obtains such status.

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a nonbanking subsidiary of the bank. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies, which are controlled by such parent holding company, are affiliates of the savings bank. The Federal Reserve Board has proposed regulations that would treat as an affiliate, any subsidiary of a savings bank that engages in activities not permissible for the parent savings bank to engage in directly. Generally, Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term, "covered transaction", includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees of, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

Further, Section 22(h) of the Federal Reserve Act restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings bank's total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who control 10% or more of voting securities of a stock savings bank, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings bank. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000, or 5% of capital and surplus, or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except for extensions of credit made pursuant to a benefit or compensation program that is widely available to the institution's employees and does not give preference to insiders over other employees. Section 22(g) of the Federal Reserve Act places additional limitations on loans to executive officers.

Enforcement

The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

The FDIC has authority, under federal law, to appoint a conservator or receiver for an insured savings bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state savings bank if that savings bank was "critically undercapitalized", on average, during the calendar quarter beginning 270 days after the date on which the savings bank became "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible equity to total assets that is equal to or less than 2%. See "- Prompt Corrective Regulatory Action." The FDIC may also appoint a conservator or receiver for a state savings bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (i) insolvency (whereby the assets of the savings bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and additional information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for BIF and SAIF deposits currently range from 0 basis points to 27 basis points, and the FDIC has determined to retain such range of assessment rates for the first half of 1998. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve the designated reserve ratio of 1.25%, which requirement the BIF and the SAIF currently meet. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. In addition, recent legislation requires BIF-insured institutions, such as the Bank, to assist in the payment of Financing Corporation bonds.

Under the FDIC Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Division. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.8 million, the reserve requirement is $1.43 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act, as amended ("CRA"), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FIRREA amended the CRA to require, effective July 1, 1990, public disclosure of an institution's CRA rating and requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. The Bank's latest CRA rating received from the FDIC was "Satisfactory".

New York State Regulation. The Bank is also subject to provisions of the New York State Banking Law, which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA"), which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file copies of all federal CRA reports with the NYSBD. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The NYSBD has adopted, effective December 3, 1997, new regulations to implement the NYCRA. The NYSBD replaced its process-focused regulations with performance-focused regulations that are intended to parallel current CRA regulations of federal banking agencies and to promote consistency in CRA evaluations by considering more objective criteria. The new regulations require a biennial assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and require the NYSBD to make available to the public such rating and a written summary of the results. The Bank's latest NYCRA rating received from the NYSBD was "Satisfactory".

Federal Home Loan Bank System

On October 24, 1997, the Bank became a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, the Bank's net interest income will likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock that will be held by the Bank.

Holding Company Regulation

Federal law allows a state savings bank that qualifies as a "qualified thrift lender" ("QTL"), discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners' Loan Act, as amended ("HOLA"). Such election would result in its holding company being regulated as a savings and loan holding company by the OTS, rather than as a bank holding company by the Federal Reserve Board. The Bank made such election and received approval from the OTS to become a savings and loan holding company. The Company is regulated as a non-diversified unitary savings and loan holding company, within the meaning of the HOLA. As such, the Company registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company.

As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended ("BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulations. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA. Recently proposed legislation in Congress would treat all savings and loan holding companies as bank holding companies and would limit the activities of such companies to those permissible for bank holding companies.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof or from acquiring such an institution or company by merger, consolidation or purchase of its assets, without prior written approval of the OTS. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

In order to elect and continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a QTL. In order to qualify as a QTL, the Bank must maintain compliance with a Qualified Thrift Lender Test ("QTL Test"). Under the QTL Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails the QTL test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of June 30, 1998, the Bank maintained in excess of 66.7% of its portfolio assets in qualified thrift investments. The Bank also met the QTL test in each of the prior 12 months. Recent legislation amendments have broadened the scope of "qualified thrift investments" that go toward meeting the QTL test to fully include credit card loans, student loans and small business loans. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986 (the "Code").

New York State Holding Company Regulation. In addition to the federal holding company regulations, a bank holding company organized or doing business in New York State may be also subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions, including commercial banks and state savings banks and savings and loan associations organized in stock form. In general, a holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Under New York State Banking Law, the prior approval of the NYSBD is required before: (1) any action is taken that causes any company to become a bank holding company; (2) any action is taken that causes any banking institution to become or to be merged or consolidated with a subsidiary of a bank holding company; (3) any bank holding company acquires direct or indirect ownership or control of more than 5% of the voting stock of a banking institution; (4) any bank holding company or subsidiary thereof acquires all or substantially all of the assets of a banking institution; or (5) any action is taken that causes any bank holding company to merge or consolidate with another bank holding company. Additionally, certain restrictions apply to New York State bank holding companies regarding the acquisition of banking institutions which have been chartered five years or less and are located in smaller communities. Officers, directors and employees of New York State bank holding companies are subject to limitations regarding their affiliation with securities underwriting or brokerage firms and other bank holding companies and limitations regarding loans obtained from its subsidiaries. Although the Company is not a bank holding company for purposes of New York State law, any future acquisition of ownership, control, or the power to vote 10% or more of the voting stock of another New York banking institution or bank holding company would cause it to become such.

Interstate Banking and Branching

The Company, as a savings and loan holding company, is limited under HOLA with respect to its acquisition of a savings association located in a state other than New York. In general, a savings and loan holding company may not acquire an additional savings association subsidiary that is located in a state other than the home state of its first savings association subsidiary, unless such an interstate acquisition is permitted by the statutes of such other state. Many states permit such interstate acquisitions if the statutes of the home state of the acquiring savings and loan holding company satisfy various reciprocity conditions. New York is one of a number of states that permit, subject to the reciprocity conditions of the New York Banking Law, out-of-state bank and savings and loan holding companies to acquire New York savings associations.

In contrast, bank holding companies are generally authorized to acquire banking subsidiaries in more than one state, irrespective of any state law restrictions on such acquisitions. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Banking Act"), which was enacted on September 29, 1994, permits approval under the BHC Act of the acquisition of a bank located outside of the holding company's home state, regardless of whether the acquisition is permitted under the law of the state of the acquired bank. The Federal Reserve Board may not approve an acquisition under the BHC Act that would result in the acquiring holding company controlling more than 10% of the deposits in the United States or more than 30% of the deposits in any particular state.

In the past, branching across state lines was not generally available to a state bank, such as the Bank. Out-of-state branches of savings banks are authorized under the New York Banking Law, but similar authority does not exist generally under the laws of most other states. The Interstate Banking Act permitted, beginning June 1, 1997, the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permitted a state to "opt in" to the provisions of the Interstate Banking Act prior to June 1, 1997, and permitted a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Accordingly, the Interstate Banking Act, beginning June 1, 1997, permitted a bank, such as the Bank, to acquire branches in a state other than New York unless the other state had opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de novo branching into
                                                        -- ----
another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

The Interstate Banking Act may facilitate the further consolidation of the banking industry. The effect of the Interstate Banking Act on the Bank, if any, is likely to occur as banking institutions, state legislators, and bank regulators respond to the new federal regulatory structure. The states will have to establish appropriate corporate law, tax and regulatory structures to adjust to the growth of new interstate banks.

Federal Securities Laws

The Company's Common Stock is registered with the SEC under section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The registration, under the Securities Act of 1933, as amended (the "Securities Act"), of shares of the Common Stock that were issued in the Bank's Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

                           FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank will report their income on a consolidated basis, using a calendar year and the accrual method of accounting, and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's treatment of its reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank had been audited by the IRS for the years ended December 31, 1993, 1994 and 1995.

Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Code relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e. take into income) certain portions of their accumulated bad debt reserves. The effect of the 1996 Act on the Bank is discussed below. Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. The Bank's deduction with respect to non-qualifying loans was required to be computed under the Experience Method.

The 1996 Act. Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e. take into income) over a six year period, the excess of the balance of its tax bad debt reserves as of December 31, 1995, over the balance of such reserves as of December 31, 1987. As of December 31, 1995, $2.5 million of the Bank's bad debt reserve was subject to recapture for which deferred taxes have been provided.

Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. The term "Non-dividend distributions" is defined as distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not cause this pre-1988 reserve to be included in the Bank's income.

The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. See "Regulation and Supervision" for limits on the payment of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryforwards. The adjustment to AMTI, based on book income, will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Certain payments of AMTI may be used as credits against regular tax liabilities in future years. For tax years prior to the 1996 tax year, the excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the Experience Method is treated as a preference item for purposes of computing the AMTI. In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2 million, is imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank has not been subject to the AMT and no such amounts have been accrued for carryover.

Dividends Received Deduction and Other Matters. The Company may exclude from its income, 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be excluded.

State and Local Taxation

New York State and New York City Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) .01% of the average value of the taxable assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including that net operating losses cannot be carried back or carried forward) and alternative entire net income is equal to entire net income without certain adjustments. The Bank is also subject to New York City Corporation Tax, which is imposed using SMTI or alternative taxable income method. For purposes of computing its entire net income, the Bank is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. For New York State and City purposes, the applicable percentage to calculate bad debt deduction under the percentage of taxable income method is 32%. The New York State and New York City tax laws were recently amended to prevent the recapture of tax bad debt reserves that would otherwise occur as a result of the enactment of the 1996 Act for both New York State and City tax purposes. However, the New York bad debt reserve is subject to recapture for "non-dividend distributions" in a manner similar to the recapture of the federal bad debt reserves for such distributions. Also, the New York bad debt reserve is subject to recapture in the event that the Bank fails to satisfy certain definitional tests relating to its assets and the nature of its business. The Bank's deduction with respect to non-qualifying loans must be computed under the Experience Method which is based on the Bank's actual charge-offs.

A Temporary Metropolitan Transportation Business Tax Surcharge on banking corporations doing business in the metropolitan district has been applied since 1982. Through December 31, 1997, the Bank did all of its business within this District and is subject to this surcharge. For the tax year ended December 31, 1997, the surcharge rate is 17% of the New York State Franchise Tax liability.

Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2.  Properties

Properties

The Bank currently conducts its business through thirteen full-service banking offices. The following table sets forth the Bank's offices as of June 30, 1998. The table does not include one full-service branch office facility the Bank is considering establishing in fiscal 1999.

                                                                    Original                         Net Book Value
                                                                      Year                           of Property or
                                                     Leased          Leased          Date of           Leasehold
                                                       or              or             Lease         Improvements at
                  Location                           Owned          Acquired        Expiration       June 30, 1998
---------------------------------------------      -----------   ---------------   -------------   -------------------
                                                                     (Dollars in thousands)
Administrative/Home Office:

West New Brighton Office (1):
1214 Castleton Avenue
Staten Island, NY  10310....................         Owned            1916              -                 $1,736

Branch Offices:

Port Richmond Office:
282 Port Richmond Avenue
Staten Island, NY 10302.....................         Owned            1951              -                    106

Great Kills Office:
3879 Amboy Road
Staten Island, NY 10308.....................         Owned            1975              -                  1,505

Annadale Office:
820 Annadale Road
Staten Island, NY 10312.....................         Owned            1967              -                    311

Bull's Head Office:
1460 Richmond Avenue
Staten Island, NY 10314.....................         Owned            1971              -                    281

Dongan Hills Office:
1833 Hylan Boulevard
Staten Island, NY 10305.....................         Owned            1974              -                  1,504

New Springville Office:
2555 Richmond Avenue
Staten Island, NY 10134.....................         Leased           1976             2005                  331

                                                                    Original                         Net Book Value
                                                                      Year                           of Property or
                                                     Leased          Leased          Date of           Leasehold
                                                       or              or             Lease         Improvements at
                  Location                           Owned          Acquired        Expiration       June 30, 1998
---------------------------------------------      -----------   ---------------   -------------   -------------------
                                                                     (Dollars in thousands)
Woodrow Plaza Office:
645-100 Rossville Avenue
Staten Island, NY 10309.....................         Leased           1983            2013               $   276

Tottenville Office:
179 Main Street
Staten Island, NY 10307.....................         Owned            1988              -                    381

Westerleigh Office:
832 Jewett Avenue
Staten Island, NY 10314.....................         Owned            1992              -                    567

Eltingville Office (2):
4523 Amboy Road
Staten Island, NY 10312.....................         Owned            1992              -                  2,113

Grasmere Office:
1100 Hylan Boulevard
Staten Island, NY 10305.....................         Leased           1992            2005                   241

Brooklyn Office:
132 Avenue U
Brooklyn, NY 11223..........................         Leased           1977            1997(3)                485(4)

New Dorp Office:
2595 Hylan Boulevard
Staten Island, NY 10306.....................         Leased           1998            2013                   304

Jericho Office:
100 Jericho Quadrangle, Suite 334
Jericho, NY 11753...........................         Leased           1998            2005                     -

Public Accommodation Offices:

Brooklyn Public Accommodation Office:
81 Avenue U
Brooklyn, NY 11223..........................         Leased           1980            1999                    -

Staten Island Public Accommodation Office:
1445 Richmond Avenue
Staten Island, NY  10314....................         Leased           1998            2013                    -

(1) Certain portions of the Bank's administrative operations are located at properties not included in the table.

(2)  Eltingville office includes the Bank's lending center.

(3) The Bank has the option to extend the lease on the Brooklyn office for two five-year periods.

(4)  Together with Brooklyn Public Accommodation Office.

Item 3.  Legal Proceedings

The Company is not involved in any pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

The Company is the defendant in a number of complaints by subscribers of the Company's common stock in the Conversion who claim that they did not receive all of the common stock to which they were entitled in connection with the Conversion. Management believes that these cases are without merit or that the potential liability from these actions is not material to the financial condition and results of operation of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Richmond County Financial Corp. became a public company on February 18, 1998. Richmond County Financial Corp. Common Stock is traded on The Nasdaq National Market under the symbol "RCBK".

The initial public offering price was $10.00 per share. For the period from February 18, 1998, to March 31, 1998, and the quarterly period from April 1, 1998 to June 30, 1998, the high for Company's Common Stock was $19.63 and $19.75 and the low was $15.68 and $17.75, respectively. As of June 30, 1998, the Company had 26,423,550 shares outstanding and approximately 19,300 shareholders of record, not including persons or entities holding stock in nominee or street name through brokers or banks. The Board of Directors of the Company has the authority to declare dividends on the Common Stock, subject to statutory or regulatory requirements. For the third quarter ended March 31, 1998, and the fourth quarter ended June 30, 1998, the Company declared dividends on its common stock of $.05 and $.06 per share, respectively.

Item 6. Earnings Summary and Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF THE COMPANY

Set forth below are selected consolidated financial and other data of the Company. These financial data are derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes, thereto presented under Item 8. to this Form 10-K.

                                                                               At June 30,
                                                     -------------------------------------------------------------------
                                                         1998          1997          1996         1995         1994
                                                     -------------------------------------------------------------------
                                                                              (In thousands)
Selected Consolidated Financial Condition Data:
Total assets.......................................   $1,595,844    $  993,370   $  914,483    $ 851,751    $ 825,663
Federal funds sold.................................       26,000         6,000       20,000       18,000       17,500
Debt and equity securities, net(1):
    Available for sale.............................      238,890        19,706       21,659          607            -
    Held to maturity...............................            -       205,201      307,700      287,879      328,779
Mortgage-backed and mortgage
  related securities, net(1):
    Available for sale.............................      604,304        27,398        1,394        1,683            -
    Held to maturity...............................            -       185,122       80,284       92,404       74,961
Loans receivable, net(2)...........................      644,469       496,258      419,270      392,409      355,850
Federal Home Loan Bank of New York stock...........       15,550             -            -            -            -
Intangible assets..................................        1,209         1,527        1,802        2,115        2,428
Deposits...........................................      950,808       885,818      819,216      766,231      750,216
Borrowings.........................................      306,000             -            -            -            -
Stockholders' equity...............................      328,595       100,865       89,901       81,166       73,550

Selected Operating Data:
Interest income....................................   $   86,754    $   65,781   $   59,063    $  54,321    $  51,608

Interest expense...................................       37,512        27,707       26,254      22,456        20,207
                                                     -------------------------------------------------------------------
    Net interest income
       before provision for possible loan losses...       49,242        38,074       32,809       31,865       31,401
Provision for possible loan losses.................        2,200         1,080        1,600          600          859
                                                     -------------------------------------------------------------------
    Net interest income after provision
      for possible loan losses.....................       47,042        36,994       31,209       31,265       30,542
                                                     -------------------------------------------------------------------
Non-interest income................................        3,601         2,861        2,827        2,659        2,961
Non-interest expense(3)............................       44,046        19,667       18,503       18,139       17,287
                                                     -------------------------------------------------------------------
Income before income taxes and cumulative effect
         of changes in accounting principles.......        6,597        20,188       15,533       15,785       16,216
Provision for income taxes.........................        2,071         9,463        6,803        6,919        7,305
                                                     -------------------------------------------------------------------
Income before cumulative effect of changes
         in accounting principles..................        4,526        10,725        8,730        8,866        8,911
                                                     -------------------------------------------------------------------
Cumulative effect of changes
         in accounting principles(4)...............            -             -            -       (1,316)       1,232
                                                     ===================================================================
Net income.........................................   $    4,526    $   10,725   $    8,730  $     7,550    $  10,143
                                                     ===================================================================
Basic and diluted loss per share
    since Conversion(5)............................   $    (0.16)          N/A          N/A          N/A          N/A
                                                     ===================================================================

                                                        (footnotes on next page)

                                                                                    At or For the Year Ended
                                                                 -----------------------------------------------------------
                                                                                            June 30,
                                                                 -----------------------------------------------------------
                                                                      1998        1997        1996        1995         1994
                                                                 -----------------------------------------------------------
                                                                                    (Dollars in thousands)
  Selected Consolidated Financial Ratios and Other Data(6):
  Performance Ratios(7):
      Return on average assets...............................          1.26%       1.13%       0.99%       0.91%        1.27%
      Return on average stockholders' equity.................          8.36       11.25       10.25        9.80        14.97
      Average stockholders' equity to average assets.........         15.05       10.07        9.70        9.29         8.50
      Stockholders' equity to total assets
         at end of period....................................         20.59       10.15        9.83        9.53         8.91
      Net interest rate spread(8)............................          3.29        3.64        3.48        3.66         3.85
      Net interest margin(9).................................          4.10        4.22        3.96        4.06         4.16
      Average interest-earning assets
         to average interest-bearing liabilities.............        126.04      118.94      114.99      113.96       111.64
      Total non-interest expense to average assets(10).......          1.93        1.99        2.07        2.15         2.13
      Net interest income to operating expenses..............        201.09      193.59      177.32      175.67       181.65
      Efficiency ratio(11)...................................         45.75       46.08       51.04       51.63        49.40
  Asset Quality Ratios:
      Non-performing loans as a percent of loans, net........          0.85%       0.78%       0.91%       0.76%        1.51%
      Non-performing assets as a percent of total assets.....          0.37        0.46        0.48        0.39         0.71
      Allowance for loan losses
        as a percent of loans receivable, net................          1.12        1.10        1.14        0.83         0.87
      Allowance for loan losses as a percent of
        total non-performing loans...........................        131.50      141.09      125.55      109.35        57.64
  Regulatory Capital Ratios and Other Data:
      Leverage capital.......................................         12.81%       9.54%       9.65%       9.25%        8.60%
      Total risk-based capital...............................         24.81       18.91       19.20       18.33        16.23
      Tier I capital.........................................         23.87       17.98       18.33       17.92        15.71
        Number of full service customer facilities...........            13          13          13          13           13

(1)  The Bank adopted Statement of Financial Accounting Standards ("SFAS")
     No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities," as of July 1, 1994, and reclassified securities having a market value of $26 million from its held to maturity portfolio to its available for sale portfolio in November 1995, pursuant to a Financial Accounting Standards Board ("FASB") interpretation of SFAS No. 115. In February 1998, the Company transferred its entire securities held to maturity portfolio to its securities available for sale portfolio as part of a balance sheet restructuring initiative implemented at that time, primarily in connection with a reassessment by the Company of its asset/liability management strategy.

(2) Loans receivable, net, consist of gross loans receivable, less unamortized discounts, plus deferred loan costs, less deferred loan fees and the allowance for loan losses. The allowance for loan losses at June 30, 1998, 1997, 1996, 1995, and 1994 was $7.3 million, $5.5 million, $4.8 million,
     $3.3 million and $3.1 million, respectively. Loans receivable, net, at June 30, 1996, includes $1.2 million of loans held for sale.

(3) Includes the one-time non-recurring charge of $19.6 million ($11.2 million, net of tax) for funding of the RCS Foundation at time of Conversion.

(4) Cumulative effect of changes in accounting principles reflects a charge, net of tax, of $1.3 million for fiscal 1995, resulting from the adoption of SFAS No. 106 ("SFAS No. 106"), "Employer's Accounting For Post-Retirement Benefits Other than Pensions," and a credit to earnings of $1.2 million for fiscal 1994, resulting from the adoption of SFAS No. 109 ("SFAS No. 109"), "Accounting for Income Taxes."

(5) Proforma earnings per share for fiscal 1998, calculated as if the Bank had converted to stock form as of July 1, 1997, was $0.19.

(6) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios and fiscal 1998, which is based on daily average balances, all ratios are based upon average balances during the indicated period. Averages for the periods ended fiscal 1997, 1996, 1995 and 1994, utilize average month-end balances.

(7) All performance ratios for the year ended June 30, 1998, exclude the one-time non-recurring charge of $19.6 million ($11.2 million net of tax) for the funding of RCS Foundation at time of conversion.

(8) The net interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

(9) The net interest margin represents net interest income as a percent of average interest-earning assets.

(10) Total non-interest expense excludes the effect of amortization of goodwill. The 1997 ratio excludes the one-time special assessment of $493,000 to recapitalize the Savings Association Insurance Fund (the "SAIF"). Including the effects of the amortization of goodwill and funding of the RCS Foundation, total non-interest expense to average assets for the year ended June 30, 1998 would be 3.52%.

(11) The efficiency ratio represents the ratio of non-interest expense, excluding the effect of amortization of goodwill and the SAIF special assessment, divided by the sum of net interest income and non-interest income. Including the effects of the amortization of goodwill and the contribution to the RCS Foundation, the efficiency ratio for the year ended June 30, 1998 would be 83.35%.

Selected Quarterly Financial Data

The following table provides a summary of operations by quarter for the years ended June 30, 1998 and 1997.

                                                                            Fiscal 1998 Quarter Ended
                                                           ------------------------------------------------------------
                                                                      (In Thousands, Except Per Share Data)
                                                             June 30,      March 31,     December 31,   September 30,
                                                           -------------  ------------  -------------- ----------------

   Interest income.......................................   $     26,114  $     23,975    $    18,911    $     17,754
   Interest expense......................................         11,389        10,173          8,354           7,596
                                                           -------------  ------------  -------------- ---------------
   Net interest income before
       provision for possible loan losses................         14,725        13,802         10,557          10,158
   Provision for possible loan losses....................            700           600            450             450
                                                           -------------  ------------  -------------- ---------------
       Net interest income after provision
          for possible loan losses.......................         14,025        13,202         10,107           9,708
   Non-interest income:
       Fee income........................................            801           990            825             822
       Net gains (losses) on sale of loans and
       securities........................................            143           (53)            78              (5)
                                                           -------------  ------------  -------------- ---------------
       Total non-interest income.........................            944           937            903             817
   Non-interest expense:
       General and administrative expenses...............          6,945         6,880          5,474           4,876
       Amortization of deposit premium...................             78            78             78              79
       Charitable contribution to the RCS Foundation.....              -        19,558              -               -
                                                           -------------  ------------  -------------- ---------------
          Total non-interest expense.....................          7,023        26,516          5,552           4,955
                                                           -------------  ------------  -------------- ---------------
    Income before provision for income taxes.............          7,946       (12,377)         5,458           5,570
   Provision for income taxes............................          2,473        (5,766)         2,647           2,717
                                                            ============  ============== =============   =============
   Net income............................................   $      5,473  $     (6,611)   $     2,811    $      2,853
                                                            ============  ============== =============   =============
       Basic and diluted earnings per share since
       conversion........................................   $       0.23  $      (0.39)           N/A             N/A
                                                            ============  ============== =============   =============

                                                                           Fiscal 1997 Quarter Ended
                                                           -----------------------------------------------------------
                                                                     (In Thousands, Except Per Share Data)
                                                             June 30,      March 31,     December 31,    September 30,
                                                           -------------  ------------  -------------- ---------------

   Interest income.......................................   $     17,306  $     16,576    $    16,140    $     15,759
   Interest expense......................................          7,266         6,916          6,828           6,697
                                                           -------------  ------------  -------------- ----------------
   Net interest income before
       provision for possible loan losses................         10,040         9,660          9,312           9,062
   Provision for possible loan losses                                270           270            270             270
                                                           -------------  ------------  -------------- ----------------
       Net interest income after provision
          for possible loan losses.......................          9,770         9,390          9,042           8,792
   Non-interest income:
       Fee income........................................            781           825            634             728
       Net (losses) gains on sale of loans and
       securities........................................            (45)            7             50            (119)
                                                           -------------  ------------  -------------- ---------------
       Total non-interest income.........................            736           832            684             609
   Non-interest expense:
       General and administrative expenses...............          4,722         4,978          4,967           4,687
       Amortization of deposit premium...................             78            78             78              79
       Charitable contribution to the RCS Foundation.....              -             -              -               -
                                                           -------------  ------------  -------------- ---------------
          Total non-interest expense.....................          4,800         5,056          5,045           4,766
                                                           -------------  ------------  -------------- ---------------
   Income before provision for income taxes..............          5,706         5,166          4,681           4,635
   Provision for income taxes............................          2,685         2,400          2,200           2,178
                                                           =============  ============  ============== ===============
   Net income............................................  $       3,021   $     2,766   $      2,481    $      2,457
                                                           =============  ============  ============== ===============
       Basic and diluted earnings per share since
       conversion........................................            N/A           N/A            N/A             N/A
                                                           =============  ============  ============== ===============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Richmond County Financial Corp. (the "Company") was incorporated in September 1997, and is the holding company for Richmond County Savings Bank and its subsidiaries (the "Bank"). On July 31, 1997, the Board of Trustees of the Bank unanimously adopted a Plan of Conversion, whereby the Bank would convert from a New York State chartered mutual bank to a New York State chartered stock institution with the concurrent formation of the Company (the "Conversion").

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

Concurrent with the completion of the Conversion, an additional 1,957,300 shares of authorized but unissued shares of common stock were contributed by the Company to the Richmond County Savings Foundation (the "Foundation"), a private foundation dedicated to charitable purposes within the communities the Bank serves. The Company recorded a one-time charge of $19.6 million, the full amount of the contribution made to the Foundation, and a corresponding deferred tax benefit of $8.4 million, in the third quarter ended March 31,1998. The contribution to the Foundation is expected to be fully tax deductible, subject to an annual limitation based upon the Company's annual taxable income.

Additionally, in connection with the Conversion, the Bank implemented the Employee Stock Ownership Plan ("ESOP"), a tax-qualified plan designed to invest primarily in the Company's common stock. Subsequent to the Conversion, the ESOP purchased, through a $34.6 million loan from the Company, 8%, or 2,113,884 shares of common stock in the open market.

The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, which principally consist of loans, mortgage-backed and mortgage-related securities and investment securities, and interest expense on interest-bearing liabilities, which principally consist of deposits and borrowings. Net interest income is determined by an institution's interest rate spread (i.e., the difference between yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amount of interest-earning assets to interest-bearing liabilities. Results of operations are also affected by the Company's provision for possible loan losses, the level of its non-interest income, including service fees and related income. The Company's non-interest expense principally consists of compensation and benefits, occupancy and equipment expense, advertising expense, federal deposit insurance premiums and other expenses. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, governmental policies and actions by regulatory authorities.

The Company had no operations prior to February 18, 1998, and, accordingly, the results of operations prior to that date reflect only those of the Bank.

Acquisitions

On July 20, 1998, the Company and Bayonne Bancshares, Inc. ("Bayonne") entered into a definitive agreement pursuant to which Bayonne, the holding company of First Savings Bank of New Jersey, SLA, a New Jersey chartered savings and loan association, with four full service banking offices located in Bayonne, New Jersey, will merge with and into the Company. Under the terms of the agreement, the Company will issue 1.05 shares of its common stock for each outstanding share of common stock of Bayonne. The total transaction value is estimated to be $173.0 million. As of June 30, 1998 (unaudited), total assets of Bayonne were $700.3 million, deposits were $421.7 million and total stockholders' equity was $96.0 million. The merger is subject to the approval of the shareholders of each company, as well as certain regulatory approvals. The merger is expected to be completed in the first quarter of calendar year 1999, and is intended to be a tax-free merger accounted for as a pooling of interests.

On July 17, 1998, the Company and Ironbound Bankcorp, NJ ("Ironbound") entered into a definitive agreement pursuant to which Ironbound, the holding company of Ironbound Bank, a New Jersey chartered commercial bank, with three full service commercial banking offices located in the New Jersey counties of Union and Essex, will merge with and into the Company. Under the terms of the agreement, the Company will issue 1.45 shares of its common stock for each outstanding common share of Ironbound. The total transaction value is estimated to be $26.5 million. As of June 30, 1998 (unaudited), total assets of Ironbound were $113.7 million, deposits were $107.8 million and total stockholders' equity was $11.3 million. The merger is subject to the approval of Ironbound shareholders, as well as certain regulatory approvals. The merger is expected to be completed in the first quarter of calendar year 1999, and is intended to be a tax-free merger accounted for as a pooling of interests.

Management Strategy

The Bank's operating strategy emphasizes customer service and convenience, and the Bank attributes the loyalty of its customer base to its commitment to maintaining customer satisfaction, as well as its proactive involvement in the communities that it serves. The Bank attempts to set itself apart from its larger competitors by providing the type of personalized service not generally available from larger banks, while offering a greater variety of products and services than is typically available from smaller, local depository institutions.

The Bank's historical operating strategy has concentrated on maintaining profitability and asset quality by primarily investing in one-to-four family mortgage loans and in U.S. Government and agency debt securities, as well as debt and equity securities of corporate issuers. In the past few years, the Bank has pursued a strategy, in conjunction with its traditional thrift lending and securities investment strategy, of focusing on small and medium-sized retail businesses as both lending and deposit customers by emphasizing the origination of commercial real estate, construction and commercial loans, as well as increasing the marketing of its business checking accounts and other business-related services. In this regard, the Bank hired additional lending personnel who have commercial real estate and commercial lending experience in the Bank's primary market area. The Bank has placed increased emphasis on the origination of multifamily loans and in April 1998, the Bank established a multifamily lending department, staffed by personnel experienced in the multifamily lending business. In addition, the Bank is increasing the merchant services it provides, such as merchant credit card processing, letters of credit, sweep accounts and increased night depository services. The Bank intends to continue this strategy, maintaining its traditional focus of investing in residential mortgage loans and soliciting deposits from individuals in its primary market area, while strengthening the Bank's position as a provider of loans and financial services to the local business community.

The Bank's current operating strategy consists primarily of: (i) investing primarily in one-to-four family, multifamily and to a lesser extent, commercial real estate, construction and development, commercial and other loans and in investment-grade securities; (ii) attempting to increase its position as a lender to businesses operating in its primary market area, as well as other areas within the New York City metropolitan area, by offering its commercial loan and deposit products to small and medium-sized businesses; (iii) increasing the yield and estimated average life of its securities investments by emphasizing the purchase of government agency and privately issued mortgage-backed and mortgage-related securities with estimated average lives of three to seven years and de-emphasizing its investment in U.S. Treasury obligations and corporate and other debt securities; (iv) maintaining a low cost of funds by attracting and retaining core deposits by providing enhanced customer service; (v) attempting to attract new deposit customers by competitively pricing certificate of deposit products and offering a greater variety of durations of such certificates; (vi) developing wholesale borrowing sources, such as FHLB advances, repurchase agreements and brokered certificates of deposit, as additional means of funding asset growth; and (vii) managing its interest rate risk by originating or purchasing adjustable-rate loans and from time to time, selling fixed-rate loans with maturities of more than 15 years. The Bank has recently begun to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at June 30, 1998, the Bank had total borrowings of $306.0 million, all of which were in the form of FHLB advances. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's average cost of funds.

Analysis of Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

Average Balance Sheet. The following table sets forth certain information relating to the Company for the years ended June 30, 1998, 1997 and 1996. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown and reflect annualized yields and costs. Average balances are derived from average monthly balances, with the exception of fiscal 1998, which is based on daily average balances. The yields and costs include fees, which are considered adjustments to yields.


                                                                           For the Year Ended June 30,
                                             --------------------------------------------------------------------------------------
                                                           1998                         1997                        1996
                                             --------------------------------------------------------------------------------------
                                                                  Average                      Average                     Average
                                               Average            Yield/    Average            Yield/   Average            Yield/
                                               Balance  Interest   Cost     Balance  Interest   Cost    Balance   Interest  Cost
                                             ---------  --------  -------  --------  --------  ------- --------   -------- --------
                                                                              (Dollars in thousands)
Assets:
   Interest-earning assets(1):
     Debt and equity securities............  $  230,067   $14,645   6.37%   $271,721  $16,754   6.17%    $304,133  $17,873    5.88%

     Mortgage-backed and mortgage-
        related securities, net............     350,398    23,622   6.74     142,330    9,588   6.74       84,270    5,402    6.41
     Real estate loans, net(2)(3)..........     522,136    41,562   7.96     441,221   35,165   7.97      377,565   30,902    8.18
     Commercial loans, net(2)..............       7,030       717  10.20       6,490      617   9.51        6,007      620   10.32

     Consumer and student loans............      22,770     2,096   9.21      23,388    2,286   9.77       22,566    2,285   10.13

     Other interest-earning assets.........      69,577     4,112   5.91      17,505    1,371   7.83       33,667    1,981    5.88
                                             ----------   -------          ---------  -------            --------  -------
        Total interest-earning assets......   1,201,978    86,754   7.22     902,655   65,781   7.29      828,208   59,063    7.13
                                                          ------- ------              ------- ------               -------  ------

   Non-interest-earning assets.............      48,284                       43,845                       50,080
                                             ----------                   ----------                     --------
        Total assets.......................  $1,250,262                     $946,500                     $878,288
                                             ==========                   ==========                     ========

Liabilities and Stockholders' Equity:

   Interest-bearing liabilities:
     Money market savings accounts.........  $   39,075    $1,353   3.46%   $ 37,552   $1,308   3.48%     $28,430  $   987    3.47%
     Savings accounts......................     445,057    12,146   2.73     432,162   11,823   2.74      430,500   11,841    2.75
     NOW accounts..........................      19,089       446   2.34      15,652      370   2.36       14,602      354    2.42
     Certificates of deposit...............     314,106    16,894   5.38     273,546   14,206   5.19      246,697   13,072    5.30
                                             ----------   -------          ---------  -------            --------  -------
         Total deposits....................     817,327    30,839   3.77     758,912   27,707   3.65      720,229   26,254    3.65
                                                          -------                     -------                      -------

     Borrowed funds........................     103,424     5,778   5.59           -        -      -            -        -       -
         Non-depository stock
          subscriptions....................      32,914       895   2.72           -        -      -            -        -       -
                                             ----------   -------          ---------  -------            --------  -------
              Total interest-bearing
               liabilities.................     953,665   37,512    3.93     758,912   27,707   3.65      720,229   26,254    3.65
                                                          ------- ------              ------- ------               -------  ------


         Non-interest-bearing
          liabilities......................     108,412                       92,254                       72,872
                                             ----------                    ---------                     --------
             Total liabilities.............   1,062,077                      851,166                      793,101
         Stockholders' equity..............     188,185                       95,334                       85,187
                                             ----------                    ---------                     --------
               Total liabilities and
                stockholders' equity.......  $1,250,262                     $946,500                     $878,288
                                             ==========                    =========                     ========
          Net interest income/
           interest rate spread(4).........               $49,242   3.29%             $38,074   3.64%              $32,809    3.48%
                                                          ======= ======              ======= ======               =======  ======

          Net interest margin(5)...........                         4.10%                       4.22%                         3.96%
                                                                  ======                      ======                        ======
          Ratio of interest-earning
           assets to interest-bearing
           liabilities.....................                       126.04%                     118.94%                       114.99%
                                                                  ======                      ======                        ======

(1) Includes related assets available for sale and unamortized discounts and premiums.

(2) Amount is net of deferred loan cost and fees, deferred mortgage interest, unamortized discounts net and includes loans held for sale and non-performing loans.

(3) Real estate loans, net includes one-to-four family, multifamily, commercial real estate, construction and development and home equity loans.

(4) Net interest rate spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


                                                      Year Ended                              Year Ended
                                                     June 30, 1998                          June 30, 1997
                                                      Compared to                            Compared to
                                                      Year Ended                              Year Ended
                                                    June 30, 1997                        June 30, 1996
                                          -------------------------------     ---------------------------------
                                                  Increase (Decrease)                Increase (Decrease)
                                                        Due to                             Due to
                                             Volume      Rate       Net         Volume      Rate        Net
                                         --------------------------------     ---------------------------------
                                                                     (In thousands)
Interest-earning assets:
    Debt and equity securities........... $  (2,568)    $ 459    $(2,109)     $ (1,905)     $ 786     $(1,119)
    Mortgage-backed securities and
       mortgaged-related securities, net.    14,016        18     14,034         3,722      4,186         464
    Real estate loans, net...............     6,449       (52)     6,397         5,210       (947)      4,263
     Commercial loans, net...............        51        49        100            50        (53)         (3)
     Consumer and student loans..........       (60)     (130)      (190)           83        (82)          1
     Other interest-earning assets.......     4,078    (1,337)     2,741          (951)       341        (610)
                                           --------   -------    -------      --------      -----     -------
       Total interest-earning assets.....    21,966      (993)    20,973         6,209        509       6,718
                                           --------   -------    -------      --------      -----     -------
Interest-bearing liabilities:
    Money market savings accounts........        53        (8)        45           317          4         321
    Savings accounts.....................       353       (30)       323            46        (64)        (18)
     NOW accounts........................        81        (5)        76            25         (9)         16
    Certificates of deposit..............     2,106       582      2,688         1,423       (289)      1,134
    Borrowings...........................     5,778         -      5,778             -          -           -
     Non-depository stock subscriptions..       895         -        895             -          -           -
                                           --------   -------    -------      --------      -----     -------
      Total interest-bearing
       liabilities.......................     9,266       539      9,805         1,811       (358)      1,453
                                           --------   -------    -------      --------      -----     -------
Net change in net interest income........  $ 12,700   $(1,532)   $11,168      $  4,398      $ 867     $ 5,265
                                           ========   =======    =======      ========      =====     =======

Changes in Financial Condition

Total assets increased by $602.5 million, or 60.6%, from $993.4 million at June 30, 1997, to $1.6 billion at June 30, 1998. The increase in overall assets was primarily due to an increase of $405.8 million in investment and mortgage-backed and mortgage-related securities, an increase in net loans of $148.2 million, or 29.9%, and an increase in federal funds sold of $20.0 million. These increases were primarily due to $234.9 million of net proceeds received in the Conversion, $306.0 million of advances received from the FHLB and a net increase in overall deposits of $65.0 million.

As part of its efforts to manage the Bank's asset/liability strategy in an environment experiencing above normal prepayment risk and market sensitivity to potential changes in market interest rates, in the third quarter of fiscal 1998, the Company designated substantially all of its investment securities and its mortgage-backed and mortgage-related securities as available for sale. The Bank transferred $149.2 million of investment securities and $123.9 million of mortgage-backed and mortgage-related securities from the held to maturity category to the available for sale category. Subsequent to the transfer, approximately $38.0 million of investment securities available for sale and $16.7 million of mortgage-backed and mortgage-related securities available for sale were sold and a net loss of $144,000 was realized. Management believes that the flexibility of the available for sale portfolio will assist the Company in evaluating market opportunities while managing the Bank's exposure to interest rate risk and asset sensitivity.

Mortgage-backed and mortgage-related securities increased by $391.8 million, or 184.4%, from $212.5 million at June 30, 1997, to $604.3 million at June 30, 1998. Investment securities at June 30, 1998, totaled $238.9 million, an increase of $14.0 million, or 6.2%, compared to $224.9 million at June 30, 1997.

Net loans receivable increased $148.2 million, or 29.9%, to $644.5 million at June 30, 1998, compared to $496.3 million at June 30, 1997. This increase was due primarily to originations of $193.3 million and whole loan purchases of $38.6 million, offset by scheduled amortization and prepayments of $83.1 million.

Total liabilities at June 30, 1998, were $1.3 billion, an increase of $374.7 million, or 42.0%, from $892.5 million at June 30, 1997. Total deposits increased by $65.0 million, or 7.3%, from $885.8 million at June 30, 1997, to $950.8 million at June 30, 1998. The Bank's "core" deposits increased by $37.7 million, or 6.4%, at June 30, 1998, to $625.5 million, from $587.8 million at June 30, 1997. The increase in the Bank's "core" deposits was primarily attributable a $28.7 million increase in demand deposits. The Bank also experienced an increase of $27.3 million, or 9.2%, in certificates of deposit from $298.1 million at June 30, 1997, to $325.3 million at June 30, 1998. The increase in certificates of deposit was primarily attributable to additional certificate of deposit products and related marketing of such deposit products.

Additionally, the Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at June 30, 1998, the Bank had total borrowings of $306.0 million, all of which were in the form of advances from the FHLB. The Bank had no borrowings at June 30, 1997. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Total stockholders' equity increased by $227.7 million to $328.6 million at June 30, 1998, from $100.9 million at June 30, 1997. The increase was primarily attributable to net conversion proceeds received of $234.9 million, offset in part by the funding of the Bank's ESOP. Subsequent to the Conversion, the ESOP purchased 2,113,884 shares of the Company's stock with loan proceeds of $34.6 million received from the Company.

Non-performing Assets

Non-performing loans totaled $5.5 million, or 0.9% of total loans at June 30, 1998, as compared to $3.9 million, or 0.8% of total loans, at June 30, 1997. At June 30, 1998, the Bank's real estate owned net, consisted of foreclosed assets totaling $322,000 which at such date was comprised of two one-to-four family properties and one mixed use commercial property.

At June 30, 1998, the Bank had $2.5 million of assets designated as Substandard, consisting of nine loans; $38,000, consisting of 14 consumer loans classified as Doubtful; and $5,000, consisting of four consumer loans classified as Loss. At June 30, 1998, the Bank had $3.0 million of assets designated as Special Mention, consisting of 23 loans which were designated Special Mention, due to past loan delinquencies.

Non-accrual loans totaled $5.5 million as of June 30, 1998, which included 25 one-to-four family loans, with an aggregate balance of $33 million. One non-accrual loan is a $1.1 million commercial mortgage on a mixed-use property in Staten Island, New York. The loan is secured by the property, which was last appraised in December 1996, for $1.4 million.

Prior to July 1, 1997, it was the Bank's policy to generally cease accruing interest on all commercial real estate, construction and commercial loans 90 days or more past due, on all consumer loans 120 days or more past due, and on all one-to-four family residential mortgage loans 180 days or more past due. Effective July 1, 1997, the Bank revised this policy such that it does not accrue interest on any loans, including one-to-four family loans secured by real estate, which are more than 90 days delinquent as to principal and interest unless, in the opinion of management, collection is probable.

Allowance for Loan Losses

For the year ended June 30, 1998, the Company's loan loss provision was $2.2 million as compared to $1.1 for the prior year's period. The Company's allowance for loan losses totaled $7.3 million at June 30, 1998, and $5.5 million at June 30, 1997, which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 131.5% and 1.1%, respectively, and 141.1% and 1.1%, respectively. The Company continues to increase its overall loan loss reserves after analyzing non-performing loans, as well as the need to increase its general valuation allowances due to the increase in lending of all loan products. Management believes the allowance for loan losses at June 30, 1998, is adequate and sufficient reserves are presently maintained to cover potential losses. For the years ended June 30, 1998 and 1997, the Company experienced net charge-offs of $394,000 and $406,000, respectively.

Comparison of Operating Results For the Years Ended June 30, 1998 and June 30, 1997

General. The Company reported net income of $4.5 million for the fiscal year ended June 30, 1998, as compared to the $10.7 million reported in fiscal 1997. Pro-forma earnings per share for the fiscal year ended June 30, 1998, calculated as if the Bank had converted to stock form as of July 1, 1997, was $0.19. Historical loss per share for the fiscal year ended June 30, 1998 since the Conversion, was $0.16. Per share amounts are not applicable to the 1997 results, due to the fact that the Bank was a mutual institution prior to the Conversion.

The results of operations for the fiscal year ended June 30, 1998, reflect a non-recurring contribution relating to the funding of the Richmond County Savings Foundation (the "Foundation"). Excluding the effect of this contribution, net income was $15.7 million for the fiscal year ended June 30, 1998, an increase of $5.0 million, or 46.7% from the $10.7 million reported for the fiscal year ended June 30, 1997. At the close of the Conversion, the Company funded the Foundation with a contribution of 1,957,300 shares of common stock, resulting in a one-time, non-recurring charge of $19.6 million ($11.2 million after tax). The Foundation is dedicated to charitable purposes in the communities served by the Bank.

Interest Income. The Company reported total interest income of $86.8 million for the fiscal year ended June 30, 1998, representing an increase of $21.0 million, or 31.9%, as compared to the same period in 1997. The increase in interest income was attributable primarily to the growth in average interest-earning assets of $299.3 million, offset in part by a 7 basis point decrease in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of utilizing the net conversion proceeds and an increase in borrowed funds to fund growth in the mortgage loan and securities portfolios. Interest income was also positively affected by non-depository stock subscriptions received as a result of the Conversion, which were invested primarily in overnight funds prior to its completion. The substantial liquidity position was maintained due to the offering of Company's common stock and the return of approximately $236.9 million in non-depository stock subscription funds.

Interest income on loans increased $6.3 million, or 16.6%, to $44.4 million for the fiscal year ended June 30, 1998, as compared to the $38.1 million reported for the comparable period in 1997. This increase was the result of growth in the average balance of real estate loans outstanding, due primarily to increased originations of one-to-four family, commercial real estate loans and the purchase of $38.6 million of multifamily loans. The average yield on the overall loan portfolio remained relatively constant at 8.04% for the fiscal year ended June 30, 1998, as compared to 8.08% for the same period in fiscal 1997.

Interest income on debt and equity securities decreased $2.1 million, or 12.6%, from $16.8 million for the fiscal year ended June 30, 1997, to $14.6 million for the same period in fiscal 1998. This decrease is attributable primarily to management's recent restructuring of its securities portfolio, resulting in a $41.7 million decrease in the average balance of such securities, offset in part by a 20 basis point increase in the average yield.

Interest income on mortgage-backed and mortgage-related securities increased $14.0 million, or 146.4%, from $9.6 million for the fiscal year ended June 30, 1997, to $23.6 million for the fiscal year ended June 30, 1998. This increase was due primarily to an increase in the average balance of mortgage-backed and mortgage-related securities of $208.1 million, resulting from the restructuring of the securities portfolio, the investment of net conversion proceeds and the investment of borrowed funds. The increase in such securities reflects management's recent revision of its securities investment strategy, whereby it has decreased its emphasis on debt securities by investing funds from the maturity and sale of debt securities, as well as proceeds from the Conversion and borrowed funds into mortgage-backed and mortgage-related securities. The yield on the mortgage-backed and mortgage-related securities remained constant at 6.74% for the fiscal years ended June 30, 1998 and 1997.

Interest Expense. Interest expense increased $9.8 million, or 35.4%, from $27.7 million for the fiscal year ended June 30, 1997, to $37.5 million for the fiscal year ended June 30, 1998. Interest expense on deposits increased $4.0 million, or 14.5%, from $27.7 million for the fiscal year ended June 30, 1997, to $31.7 million for the fiscal year ended June 30, 1998. The increase reflects a $91.3 million increase in the average balance of interest-bearing deposits, primarily attributable to a $40.6 million increase in the average balance of certificates of deposit and a $12.9 million increase in the average balance of savings deposit accounts. This increase is attributable to the Bank's strategy of attracting more certificates of deposit through additional certificate of deposit products and related marketing of commercial deposit accounts. Additionally, the

Bank realized a one time $895,000 expense relating to interest paid on non-depository stock subscription funds received in connection with the Conversion.

Interest expense on borrowed funds was $5.8 million for the fiscal year ended June 30, 1998. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. For the fiscal year ended June 30, 1997, the Bank had no borrowings outstanding. The Bank may continue to increase such emphasis on borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread. Consequently, the average cost of the Bank's interest-bearing liabilities increased from 3.65% for the fiscal year ended June 30, 1997, to 3.93% for the fiscal year ended June 30, 1998.

Provision for Loan Losses. The Bank's provision for loan losses was $2.2 million for the fiscal year ended June 30, 1998, as compared to $1.1 million reported in fiscal 1997. The provision for fiscal 1998 was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, as well as the increase in its non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover future loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one-to-four family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

Non-Interest Income. Non-interest income is comprised primarily of fee income and gains and losses from the sale of securities and loans. Exclusive of net securities gains and losses, non-interest income for the fiscal year ended June 30, 1998, increased $470,000, or 15.8%, to $3.4 million. The increased level of non-interest income is due primarily to an overall increase in deposit fee income. Net gain on sales of securities and loans for the fiscal year ended June 30, 1998, was $163,000, as compared to net losses on the sale of securities and loans of $107,000 in fiscal 1997.

Non-Interest Expense. Non-interest expense, excluding the contribution to the Foundation, totaled $24.5 million for the fiscal year ended June 30, 1998, an increase of $4.8 million, or 24.5%, as compared to $19.7 million reported for the same period in fiscal 1997. The increased level of non-interest expense was attributable primarily to increases in compensation and employee benefits, including senior management additions, compensation costs associated with the establishment of the Bank's new Multifamily Lending Division, the addition of the ESOP and increased professional fees. The Bank incurred additional professional fees associated with the formation of Richmond County Capital Corporation, a subsidiary of the Bank formed for the purpose of establishing a REIT. The Bank expects that compensation and employee benefits expense may continue to increase, primarily as a result of the adoption of various employee benefit plans, compensation adjustments adopted in connection with the Conversion and the establishment of the Bank's new Multifamily Lending Division. In addition, the Bank expects non-interest expense to increase in future periods as a result of the Bank's intention to open a public accommodation office and the opening of two new full-service branches in fiscal 1999.

Income taxes. The Company's effective consolidated tax rate for the fiscal year ended June 30, 1998, was 31.4% as compared to 46.9% reported for the comparable period in 1997. The fiscal year ended June 30, 1998 rate includes the effect of funding the Foundation. Excluding the effect of the Foundation, the Company's effective tax rate was 40.5%.

Comparison of Operating Results For the Years Ended June 30, 1997 and June 30, 1996.

General. Net income for fiscal 1997 increased by $2.0 million, or 22.9%, from $8.7 million for fiscal 1996 to $10.7 million for fiscal 1997. The increase was due primarily to an increase in net interest income which resulted from an increase in the average balance of interest-earning assets and a higher weighted average yield on its securities portfolio, offset, in part, by increases in non-interest expenses, including the one-time SAIF special assessment and increased compensation and advertising costs.

Interest Income. Interest income amounted to $65.8 million for fiscal 1997, representing an increase of $6.7 million from fiscal 1996. The increase was the result of a $74.4 million increase in average interest-earning assets and a 16 basis point increase in the yield on interest-earning assets. The increase in average interest-earning assets was due primarily to an increase in one-to-four family loans due to the introduction of the Bank's use of mortgage brokers and increased marketing efforts. The increase in the average interest rate on interest-earning assets, which increased from 7.13% to 7.29%, was due primarily to the reallocation of interest-earning assets from lower-yielding U.S. Government securities to higher-yielding mortgage-backed and mortgage-related securities. This was partially offset by a 24 basis point decline in the yield on real estate loans, net, due primarily to the repricing of adjustable-rate loans in a lower interest rate environment. Interest income on mortgage-backed and mortgage-related securities increased $4.2 million, or 77.5%, from $5.4 million for fiscal 1996 to $9.6 million for fiscal 1997. This increase was due primarily to an increase in the average balance of mortgage-backed and mortgage-related securities of $58.1 million, which resulted from the restructuring of the securities portfolio and the investment of excess funds not utilized for loan demand in mortgage-backed and mortgage-related securities. The yield on the mortgage-backed and mortgage-related securities portfolio increased by 33 basis points due to the higher rate environment for new purchases and the repricing of adjustable-rate securities purchased in prior periods. Interest income on debt and equity securities decreased $1.1 million, or 6.3%, due to management's restructuring of its securities portfolio resulting in a $32.4 million decrease in the average balance of such securities offset, in part, by the increased yield on such securities.

Interest income on loans increased $4.3 million, from $33.8 million for fiscal 1996, to $38.1 million for fiscal 1997. The increase in interest income on loans was a result of growth in the average balance of one-to-four family loans outstanding, partially offset by a 24 basis point decrease in the average yield on loans, which occurred due to a repricing of adjustable rate loans in a lower interest rate environment. The increase in the average balance of loans was due primarily to an increase in residential one-to-four family loans, resulting primarily from the investment of funds resulting from the growth in deposits.

Interest Expense. Interest expense increased $1.5 million, or 5.5%, from $26.3 million for fiscal 1996 to $27.7 million for fiscal 1997. This increase reflects a $38.7 million increase in the average balance of interest-bearing liabilities. The increase in average interest-bearing liabilities was primarily attributable to an increase in the average balance of certificates of deposits and money market savings accounts, which increased as a result of the Bank's strategy of attracting more certificates of deposits through additional certificate of deposit products, competitive pricing of such products, and related marketing of commercial deposit accounts. The average cost of the Bank's interest-bearing liabilities remained relatively stable at 3.65% for fiscal 1997 and for fiscal 1996.

Provision for Loan Losses. The Bank's provision for loan losses was $1.1 million for fiscal 1997, as compared to $1.6 million for fiscal 1996. The 1997 provision was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, as well as the decrease in its non-performing loans. The Bank's non-performing loans as a percentage of total loans improved from 0.91% at June 30, 1996, to 0.78% at June 30, 1997. At June 30, 1997, the Bank's allowance for loan losses as a percentage of total non-performing loans was 141.1%, as compared to 125.6% at June 30, 1996. At June 30, 1997, the Bank's allowance for loan losses as a percentage of loans receivable, net, was 1.10%, as compared to 1.14% at June 30, 1996. To the extent the Bank increases its investment in commercial real estate, commercial and other loans, which entail higher risk than one-to-four family loans, the Bank may determine to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income.

Non-Interest Income. Non-interest income is composed of fee income and profits from the sale of securities and loans. Total non-interest income for fiscal 1997 increased $34,000, or 1.2%, to $2.9 million. Fee income increased $245,000, or 9.0%, from $2.7 million for fiscal 1996 to $3.0 million for fiscal 1997, due to an increase in the Bank's deposit accounts. Net gains/losses on sales of securities and loans changed from a net gain of $42,000 for fiscal 1996, to a net loss of $107,000 for fiscal 1997, primarily as a result of the Bank's sale of lower-yielding U.S. Treasury and corporate obligations.

Non-Interest Expense. Non-interest expense increased by $1.2 million, or 6.3%, from $18.5 million for fiscal 1996, to $19.7 million for fiscal 1997, primarily due to the one-time SAIF special assessment and an increase in compensation and employee benefits. Compensation and employee benefits increased by $589,000, or 6.4%, from $9.3 million for fiscal 1996, to $9.9 million for fiscal 1997, primarily as a result of the retention of new personnel in various areas of the Bank's operations and normal salary increases. Deposit insurance premiums increased $373,000, or 148.6%, from $251,000 for fiscal 1996, to $624,000 for fiscal 1997, due to the increase in average deposits from $720.2 million for fiscal 1996, to $758.9 million for fiscal 1997. In addition, the Bank paid a one-time special assessment to the SAIF of $493,000 in October 1996, based on the amount of SAIF-insured deposits the Bank maintains. Advertising and promotion expense increased $183,000, or 28.9%, from $634,000 for fiscal 1996, to $817,000 for fiscal 1997, primarily as a result of the Bank's special anniversary promotion throughout October 1996 and additional marketing of the Bank's loan and deposit products. The Bank expects that compensation and employee benefits expense may increase after the Conversion, primarily as a result of the adoption of various employee benefit plans and compensation adjustments contemplated in connection with the Conversion. In addition, the Bank expects non-interest expense to increase in future periods as a result of the Bank's intention to open a public accommodation office during 1998. The Bank is also considering opening two new full-service branches in 1998, although no assurances can be made in this regard. If the Bank were to open two new branches, non-interest expenses would be expected to increase further in future periods.

Income Taxes. Total income tax expense was $9.5 million for fiscal 1997, as compared to $6.8 million for fiscal 1996. The increase was due primarily to an increase in pre-tax income for 1997. The effective tax rate was 46.9% for fiscal 1997, as compared to 43.8% for fiscal 1996.

Liquidity and Capital Resources

The Bank's primary sources of funds are deposits, proceeds from the principal and interest payments on loans, mortgage-backed and mortgage-related and investment securities, and to a significantly lesser extent, proceeds from the sale of fixed-rate mortgage loans to the secondary market. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, mortgage prepayments and mortgage loan sales are greatly influenced by general interest rates, economic conditions and competition.

The primary investing activities of the Bank are the origination of residential one-to-four family, multifamily and, to a lesser extent, commercial real estate, construction and development, and other loans and the purchase of mortgage-backed and mortgage-related and investment securities. During the fiscal years ended June 30, 1998 and 1997, the Bank's loan originations totaled $193.3 million and $137.3 million, respectively. Purchases of mortgage-backed, mortgage-related and investment securities totaled $781.3 million and $195.4 million for the fiscal years ended June 30,1998 and 1997, respectively. These activities were funded primarily by deposit growth and principal repayments and prepayments on loans, mortgage-backed and mortgage-related securities and investment securities, and advances from the FHLB and the net proceeds received from the Conversion. As of June 30, 1998, the Bank experienced a net increase in total deposits of $65.0 million, or 7.3%, to $950.8 million as compared to the $885.8 million at June 30, 1997. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors and the Bank and other factors.

The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through repurchase agreements and advances from the FHLB. The Bank has recently begun to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at June 30, 1998, the Bank had total borrowings of $306.0 million, all of which were in the form of advances from the FHLB. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's average cost of funds.

Loan commitments totaled $150.8 million at June 30, 1998, and were comprised of $19.1 million in multifamily loan commitments, $66.1 million in one-to-four family loan commitments, $6.9 million in commercial real estate loan commitments, $39.6 million in construction loan commitments, $5.8 million in commercial loan commitments, $10.1 million in home equity loan commitments and $3.2 million in consumer loan commitments. In addition, management estimates that an increased level of loan commitments will arise as a result of the recent formation of the Bank's Multifamily Lending Division, established in the fourth quarter of fiscal 1998. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit that are scheduled to mature in less than one year from June 30, 1998, totaled $234.6 million. Based upon past experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

At June 30, 1998, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $185.0 million, or 12.81% of adjusted assets, which is above the required level of $31.0 million, or 4.0% of adjusted assets and risk-based capital of $192.3 million, or 24.8% of adjusted assets, which is above the required level of $62.0 million, or 8.0%.

The Company's most liquid assets are cash, due from banks and federal funds sold. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1998, cash and due from banks (unrestricted) and federal funds sold totaled $57.9 million, or 3.6% of total assets.

Impact of Inflation and Changing Prices

The consolidated financial statements and notes presented herein, have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Bank's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Bank are monetary in nature. As a result, interest rates have a greater impact on the Bank's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

The Year 2000 Issue

Many existing computer programs use only two digits to identify a year in the date field. These programs were designed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company primarily utilizes a third party vendor and such vendor's proprietary software to process transactions and maintain its electronic data. The third party data processing vendor is modifying, upgrading or replacing its computer software applications and systems as necessary to permit correct recording of year dates for 2000 and later years. The vendor has engaged a consultant to review its year 2000 issues and has implemented a year 2000 compliance program. It has also initiated a compliance testing program to ensure that all changes are adequately tested. Management will be participating in the testing of systems during calendar 1998 and management is also developing appropriate contingency plans to deal with problems as they may arise.

The Company does not expect that the cost of its year 2000 compliance program will be material to its financial condition or results of operations and believes that it will be able to satisfy such compliance program by the end of calendar 1998 without any material disruption in its operations. Although the Company has requested status information from its major suppliers and software vendors, in the event that any significant vendor does not timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this Annual Report on Form 10-K includes certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

Impact of New Accounting Standards

For discussion regarding the impact of new accounting standards, refer to Note 1 of Notes to Consolidated Financial Statements.

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

Asset and Liability Management and the Management of Interest Rate Risk

General

The principal objective of the Company's interest rate risk management is to evaluate the interest rate risk inherent in certain balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Directors' approved guidelines. Through such management, the Company's seeks to reduce the vulnerability of its operations to changes in interest rates. The Company's Board of Directors reviews the Company's interest rate risk position at least quarterly. The Company's Asset/Liability Committee is comprised of the Company's senior management, under the direction of the Board of Directors, with senior management responsible for reviewing, with the Board of Directors, its activities and strategies, the effect of those strategies on the Company's net interest margin, the market value of the portfolio and the effect that changes in the interest rates will have on the Company's portfolio and the Company's exposure limits.

Discussion of Market Risk

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. All significant interest rate risk management procedures are performed at the Company level. Based upon the Company's nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Company's real estate loan portfolio, concentrated primarily within the New York metropolitan area, is subject to risks associated with the local economy. The Company does not own any trading assets.

In prior years, the Company has utilized the following strategies to manage interest rate risk: (1) emphasizing the origination and retention of fixed-rate mortgage loans having terms to maturity of not more than fifteen years, adjustable-rate loans and consumer loans consisting primarily of home equity loans and lines of credit; (2) selling fixed-rate mortgage loans with terms of more than fifteen years without recourse and on a servicing retained basis; and
(3) investing in short term and, to a lesser extent, adjustable rate securities which may generally bear lower yields as compared to longer term investments, but which better position the Company for increases in market interest rates. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Over the past year, the Company has begun to emphasize investment in mortgage-backed and mortgage-related securities with estimated average lives of three to seven years and to de-emphasize investment in U.S. Treasury securities, corporate and other debt securities. As a result, at June 30, 1998, mortgage-backed and mortgage-related securities and investment securities totaled 71.7% and 28.3% of total securities, respectively, as compared to 48.6% and 51.4%, respectively, at June 30, 1997. The weighted average life of the Company's securities portfolio increased to 7.5 years at June 30, 1998 from 3.3 years at June 30, 1997. This strategy has been accomplished primarily by investing funds from the maturities and sales of U.S. Treasury obligations and other debt securities into mortgage-backed and mortgage-related securities, primarily government agency pass-throughs and privately issued Collateralized Mortgage Obligations ("CMOs"). This strategy has, in part, resulted in the increase in the average yield of the Company's securities portfolio. It has also resulted in an increase in the weighted average life of such portfolio, which could increase the Company's exposure to interest rate risk in a period of rising interest rates. In pursuing this strategy, the Company considered the relative stability of its core deposits.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. At June 30, 1998, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was $127.3 million, representing a one-year interest sensitivity gap as a percentage of total assets of 8.0%. Accordingly, during a period of rising interest rates, the Company, having a positive gap position, would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income or result in a decrease in interest income.

The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at June 30, 1998, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 1998, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. For loans on residential properties, adjustable-rate loans, and fixed-rate loans, prepayment rates were assumed to range from 6% to 18% annually. Mortgage-backed and mortgage-related securities were assumed to prepay at rates between 8% and 30% annually. Savings and NOW accounts were assumed to decay at 10%, 5%, 5%, 40%, 20%, 20% and 0%, and money market savings accounts were assumed to decay at 25%, 15%, 10%, 50%, 0%, 0% and 0%, for the periods of three months or less, three to six months, six to 12 months, one to three years, three to five years, five to ten years and more than ten years, respectively. These assumptions are generally based on the FDIC's deposit decay guidelines and the Bank's historical experience. Prepayment and deposit decay rates can have a significant impact on the Company's estimated gap. While the Company believes such assumptions to be reasonable, there can be no assurance that assumed prepayment rates and decay rates will approximate actual future loan prepayment and deposit withdrawal activity.

                                                                                  At June 30, 1998
                                            ----------------------------------------------------------------------------------------
                                                       More than   More than  More than  More than  More than
                                                 3      3 Months   6 Months    1 Year     3 Years    5 Years
                                               Months      to         to         to         to         to       More than
                                              or Less   6 Months    1 Year    3 Years    5 Years    10 Years    10 Years    Total
                                            ---------- ---------- ---------- ---------- ----------  ----------  --------- ----------
                                                                               (Dollars in thousands)
  Interest-earning assets(1):

    Debt and equity securities(2)..........   $58,624    $ 7,841    $24,875  $  21,646  $  20,074    $ 36,507   $  69,323  $ 238,890
    Mortgage-backed and mortgage-related
       securities(2).......................    56,371     55,600     82,935    154,220     57,943     143,484      53,751    604,304
    Real estate loans, net(3)(4)...........    52,495     43,604     85,766    170,682     99,934     106,236      59,087    617,804
    Commercial loans(3)....................     1,450      1,110      2,213      2,010          -           -           -      6,783
    Consumer and student loans(4)..........     2,887      2,283      4,526      4,271      2,431       2,672       2,554     21,624
    Other interest-earning assets..........    32,424          -          -          -          -           -           -     32,424
    FHLB stock.............................         -          -          -          -          -           -      15,550     15,550
                                            ---------- ---------- ---------- ---------- ----------  ----------  --------- ----------
       Total interest-earning assets.......  $204,251   $110,438   $200,315   $352,829   $180,382    $288,899    $200,265 $1,537,379
                                            ========== ========== ========== ========== ==========  ==========  ========= ==========

 Interest-bearing liabilities:

    Money market savings accounts..........   $ 9,685   $  5,811   $  3,874   $ 19,371   $      -    $      -   $       - $   38,741
    NOW accounts...........................     1,973        987        987      7,893      3,946       3,946           -     19,732
    Savings accounts.......................    44,343     22,172     22,172    177,373     88,687      88,687           -    443,434
    Certificates of deposit................    69,936     71,269     93,453     70,891     19,099         700           -    325,348
    Borrowings.............................     6,000          -     35,000    115,000    150,000           -           -    306,000
                                            ---------- ---------- ---------- ---------- ----------  ----------  --------- ----------
       Total interest-bearing
       liabilities.........................  $131,937   $100,239   $155,486   $ 390,528  $261,732    $ 93,333   $       -  1,133,255
                                            ========== ========== ========== ========== ==========  ==========  ========= ==========
    Interest sensitivity gap(5)............  $ 72,314   $ 10,199   $ 44,829   $(37,699)  $(81,350)   $195,566   $ 200,265
                                            ========== ========== ========== ========== ==========  ==========  =========
    Cumulative interest
    sensitivity gap........................  $ 72,314   $ 82,513   $127,342   $ 89,643   $  8,293    $203,859   $ 404,124
                                            ========== ========== ========== ========== ==========  ==========  =========
    Cumulative interest sensitivity gap
       as a percentage of total
       assets..............................      4.53%      5.17%      7.98%      5.62%      0.52%      12.77%      25.32%
    Cumulative interest sensitivity gap
       as a percentage of total
       interest-earning assets.............      4.70%      5.37%      8.28%      5.83%      0.54%      13.26%      26.29%
    Cumulative net interest-earning
       assets as a percentage of cumulative
       interest-bearing liabilities........    154.81%    135.54%    132.85%    111.52%    100.80%     117.99%     135.66%

(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments, and contractual maturities.

(2) Debt and equity and mortgage-backed and mortgage-related securities are shown at carrying value. Equity securities primarily consist of callable preferred stock, the maturities of which have been assumed to be the date on which they are initially callable.

(3) For purposes of the gap analysis, real estate loans, commercial loans, and consumer/installment loans are shown excluding adjustments for allowance for loan losses and unearned fees of $7.3 million and ($224,000), respectively.

(4)  For purposes of the gap analysis, non-performing loans are not included.

(5) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the GAP Table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features, which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

Net Portfolio Value. The Bank's interest rate sensitivity is also monitored by management through the use of a Net Portfolio Value Mode, which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The

NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates similar to the assumptions utilized for the GAP Table. The Sensitivity Measure is the decline in the NPV ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's Sensitivity Ratio, the greater its exposure to interest rate risk is considered to be. The following NPV Table sets forth the Bank's NPV as of June 30, 1998.


       Change in
     Interest Rates
    In Basis Points                                                                  NPV as % of Portfolio
      (Rate Shock)                        Net Portfolio Value                           Value of Assets
                             --------------------------------------------        ---------------------------
                                                                    %                                  %
                              Amount          $ Change            Change          NPV Ratio          Change
--------------------------   --------        ----------          --------        -----------        --------
                                                          (Dollars in thousands)
         400..............    $121,684       $(108,906)            (47.2)%            9.37%         (37.91)%
         300..............     157,681         (72,909)            (31.6)             11.56         (23.39)
         200..............     188,537         (42,053)            (18.2)             13.83          (8.35)
         100..............     214,271         (16,319)             (7.1)             14.46          (4.17)
         Static...........     230,590               -                -               15.09               -
        (100).............     214,003         (16,587)             (7.2)             13.76          (8.81)
        (200).............     187,209         (43,381)            (18.8)             11.90         (21.14)
        (300).............     171,255         (59,335)            (25.7)             10.75         (28.76)
        (400).............     160,861         (69,729)            (30.2)              9.96         (33.99)


As of June 30, 1998, the Bank's NPV was $230.6 million, or 15.09% of the market value of assets. Following a 200 basis point increase in interest rates, the Bank's "post shock" NPV was $188.5 million, or 13.83% of the market value of assets. The change in the NPV ratio or the Bank's Sensitivity Measure was negative 1.26%.

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Also, the model does not take into account the Bank's business or strategic plans. Accordingly, although the NPV Table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and may differ from actual results.

Item 8.  Financial Statements



                         Report of Independent Auditors


The Board of Directors
Richmond County Financial Corp.

We have audited the accompanying consolidated statements of financial condition of Richmond County Financial Corp. (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.


Ernst & Young LLP


August 6, 1998
New York, New York

                 RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition

                                                                                       June 30,
                                                                             ----------------------------
                                                                                 1998            1997
                                                                             ------------    ------------
                                                                                    (In thousands)
ASSETS
Cash and due from banks                                                      $    31,884     $    26,543
Federal funds sold                                                                26,000           6,000
Securities held to maturity:
   Investment securities                                                               -         205,201
   Mortgage-backed and mortgage-related securities                                     -         185,122
Securities available for sale:
   Investment securities                                                         238,890          19,706
   Mortgage-backed and mortgage-related securities                               604,304          27,398
Loans receivable:
   Real estate mortgage loans                                                    623,293         471,601
   Other loans                                                                    28,452          30,127
   Less allowance for loan losses                                                 (7,276)         (5,470)
                                                                             -----------     -----------
Total loans receivable, net                                                      644,469         496,258
Federal Home Loan Bank of New York stock                                          15,550               -
Banking premises and equipment, net                                               13,094          12,058
Accrued interest receivable                                                        9,827           8,268
Other real estate owned                                                              322             662
Net deferred tax assets                                                            8,708           2,942
Other assets                                                                       2,796           3,212
                                                                             -----------     -----------
         Total assets                                                        $ 1,595,844     $   993,370
                                                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Demand deposits                                                           $   121,646     $    92,959
   Savings, N.O.W. & Money market accounts                                       501,906         493,506
   Certificates of deposit                                                       325,348         298,066
   Escrow accounts                                                                 1,908           1,287
                                                                             -----------     -----------
         Total deposits                                                          950,808         885,818
   Borrowings from the Federal Home Loan Bank                                    306,000               -
   Accrued expenses and other liabilities                                         10,441           6,687
                                                                             -----------     -----------
         Total liabilities                                                     1,267,249         892,505

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued              -               -
Common stock, $.01 par value, 75,000,000 shares authorized;
    26,423,550 shares issued and outstanding                                         264               -
Additional paid-in-capital                                                       254,307               -
Retained earnings-substantially restricted                                       103,760         100,555
Unallocated common stock held by ESOP                                            (33,706)              -
Net unrealized gain on securities available for sale, net of tax                   3,970             310
                                                                             -----------     -----------
          Total stockholders' equity                                             328,595         100,865
Total liabilities and stockholders' equity                                   $ 1,595,844     $   993,370
                                                                             ===========     ===========


          See accompanying notes to consolidated financial statements.

                 RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Operations

                                                               Years ended June 30,
                                                     ------------------------------------
                                                       1998         1997           1996
                                                     ---------    ----------   ----------
                                                                (In thousands)
Interest income
   Loans                                              $ 44,375     $ 38,068     $ 33,807
   Debt & equity securities                             14,645       16,754       17,873
   Mortgage-backed and mortgage-related securities      23,622        9,588        5,402
   Federal funds sold                                    3,822          961        1,570
   Other                                                   290          410          411
                                                      --------     --------     --------
         Total interest income                          86,754       65,781       59,063
                                                      --------     --------     --------

Interest expense
   Deposits                                             31,734       27,707       26,254
   Securities sold under repurchase agreements           1,059            -            -
   Borrowed funds                                        4,719            -            -
                                                      --------     --------     --------
         Total interest expense                         37,512       27,707       26,254
                                                      --------     --------     --------
         Net interest income                            49,242       38,074       32,809
Provision for loan losses                                2,200        1,080        1,600
                                                      --------     --------     --------
         Net interest income after
             provision for loan losses                  47,042       36,994       31,209
                                                      --------     --------     --------

Non-interest income
   Fee income                                            3,397        2,962        2,717
   Net gain (loss) on sales of
     securities and loans                                  163         (107)          42
   Other                                                    41            6           68
                                                      --------     --------     --------
         Total non-interest income                       3,601        2,861        2,827
                                                      --------     --------     --------

Non-interest expenses
   Salaries and employee benefits                       12,929        9,850        9,261
   Occupancy costs                                       3,181        3,063        3,029
   Computer service fees                                 2,743        2,511        2,440
   Advertising                                           1,135          817          634
   Amortization of deposit premium                         313          313          313
   FDIC insurance premiums                                 154          624          251
   Contribution to RCS Foundation                       19,558            -            -
   Other                                                 4,033        2,489        2,575
                                                      --------     --------     --------
         Total non-interest expenses                    44,046       19,667       18,503
                                                      --------     --------     --------

Income before income taxes                               6,597       20,188       15,533
Provision for income taxes                               2,071        9,463        6,803
                                                      --------     --------     --------

         Net income                                   $  4,526     $ 10,725     $  8,730
                                                      ========     ========     ========

 Loss per share since conversion
         Basic                                        $  (0.16)         N/A          N/A
         Diluted                                      $  (0.16)         N/A          N/A


          See accompanying notes to consolidated financial statements.

                 RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
           Consolidated Statements of Changes in Stockholders' Equity

                                                                      Years ended June 30,
                                                                -----------------------------------
                                                                   1998         1997         1996
                                                                ---------     ---------    --------
                                                                          (In thousands)
Common stock (par value)
 Issuance of 24,466,250 shares of $.01 par value
   common stock                                                 $     245     $       -    $       -
Issuance of 1,957,300 shares of $.01 par value
   common stock to the RCS Foundation                                  19             -            -
                                                                ---------     ---------    ---------
Balance at end of period                                              264             -            -
                                                                ---------     ---------    ---------

Additional paid-in-capital
 Issuance of 24,466,250 shares common stock in initial
   public offering at $10.00 per share, net of conversion                             -            -
   related expenses                                               234,644
 Issuance of 1,957,300 shares common
   at $10.00 per share to the RCS Foundation                       19,553             -            -
Excess of ESOP compensation cost measured using
   fair value of stock over related cost                              110             -            -
                                                                ---------     ---------    ---------
Balance at end of period                                          254,307             -            -
                                                                ---------     ---------    ---------

Retained earnings-substantially restricted
Balance at beginning of period                                    100,555        89,830       81,100
Net income                                                          4,526        10,725        8,730
Cash dividends paid on common stock ($.05 per share)               (1,321)            -            -
                                                                ---------     ---------    ---------
Balance at end of period                                          103,760       100,555       89,830
                                                                ---------     ---------    ---------

Unallocated common stock held by ESOP
Open market purchases of the Company's common stock
   by ESOP trustee                                                (34,571)            -            -
Allocation from shares purchased                                      865             -            -
                                                                ---------     ---------    ---------
Balance at end of period                                          (33,706)            -            -
                                                                ---------     ---------    ---------

Unrealized gain on securities available for sale, net of tax
Balance at beginning of period                                        310            71           67
Change in unrealized gain on
   securities available for sale, net of tax                        3,660           239            4
                                                                ---------     ---------    ---------
Balance at end of period                                            3,970           310           71
                                                                ---------     ---------    ---------

Total stockholders' equity                                      $ 328,595     $ 100,865    $  89,901
                                                                =========     =========    =========


          See accompanying notes to consolidated financial statements.

                 RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                    Years ended June 30,
                                                                      -------------------------------------------------
                                                                           1998            1997              1996
                                                                      --------------   --------------    --------------
                                                                                     (In thousands)
Cash Flows from Operating Activities:
Net income                                                              $    4,526       $   10,725         $ 8,730
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Contribution of the Company's common stock
        to the RCS Foundation                                               19,553                -               -
     Employee Stock Ownership Plan expense                                     975                -               -
     Depreciation of bank premises and equipment                               848              928             750
     Amortization of deposit premium                                           313              313             313
     Amortization of deferred fees, net                                       (446)            (479)           (580)
     Amortization of investment premiums,
     net accretion of discount                                                 482            1,039           2,769
     Provision for loan losses                                               2,200            1,080           1,600
     Earned discounts on loans purchased                                      (158)            (158)           (158)
     Net realized (gains) losses on sales of securities and loans              (30)             103            (100)
     Net realized (gains) losses on sales of other real estate
     owned                                                                    (133)               4              58
     Decrease (increase) in receivable from broker                               -            7,531          (7,531)
     (Increase) decrease in net deferred tax assets                         (5,766)              36            (450)
     (Increase) decrease in accrued interest receivable                     (1,559)             944            (575)
     Increase in accrued expenses and other liabilities                      3,754            1,321           1,013
     Decrease (increase) in other assets                                       416             (782)          8,387
                                                                      --------------   --------------    --------------
           Net cash provided by operating activities                        24,975           22,605          14,226

Cash Flows from Investing Activities:
     Increase in loans receivable, net                                    (114,373)         (79,002)        (38,316)
     Loan purchases                                                        (38,616)            (910)              -
     Proceeds from sales of loans                                                -            2,004           9,972
     Investment securities held to maturity:
       Maturities and redemptions                                           55,972          127,005         107,658
       Purchases                                                                 -          (17,611)       (150,256)
Investment securities available for sale:
       Sales and redemptions                                               108,936           11,938              10
       Purchases                                                          (173,260)         (17,678)         (1,064)
Mortgage-backed and mortgage-related securities held to maturity:
       Maturities and redemptions                                           29,237            3,609               -
       Principal collected                                                  31,987           25,315          21,305
       Purchases                                                                 -         (133,668)        (15,197)
Mortgage-backed and mortgage-related securities available for sale:
       Sales and redemptions                                                69,074                -           5,940
       Principal collected                                                  86,073              479             410
       Purchases                                                          (608,059)         (26,478)              -
Purchases of Federal Home Loan Bank of New York stock                      (15,550)               -               -
Net additions to banking premises and equipment                             (1,884)          (1,418)         (1,897)
Proceeds from sales of other real estate owned                                 823              479             396
                                                                      --------------   --------------    --------------
           Net cash used in investing activities                          (569,640)        (105,936)        (61,039)


          See accompanying notes to consolidated financial statements.

                 RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                                                  Years ended June 30,
                                                                    --------------------------------------------------
                                                                         1998             1997              1996
                                                                    ---------------   --------------    --------------
                                                                                      (In thousands)
Cash Flows from Financing Activities:
       Net increase in deposits                                           64,369            66,603          53,866
       Increase (decrease) in escrow accounts                                621                (1)           (881)
       Increase in borrowings funds                                      306,000                 -               -
       Net proceeds of common stock issuance                             234,908                 -               -
       Loan to ESOP for open market purchase of common stock             (34,571)                -               -
       Cash dividends paid on common stock                                (1,321)                -               -
                                                                    ---------------   --------------    --------------
          Net cash provided by financing activities                      570,006            66,602          52,985

       Net increase (decrease) in cash and cash equivalents               25,341           (16,729)          6,172
       Cash and cash equivalents at beginning of the year                 32,543            49,272          43,100
                                                                    ---------------   --------------    --------------
       Cash and cash equivalents at end of the year                 $     57,884      $     32,543      $   49,272
                                                                    ===============   ==============    ==============

Supplemental disclosure of cash flow information:
       Cash paid during the year for:
         Interest on deposits and borrowed funds                    $     35,609      $     27,707      $   26,254
         Income taxes                                                      6,949             8,733           7,080
Non-cash investing activities:
         Additions to other real estate owned, net                  $        350      $        673      $      608
         Transfer of securities from held to maturity to
         available for sale                                              273,127                 -               -
         Net increase in unrealized gains on available for sale
         investments                                                       6,179               449               9


          See accompanying notes to consolidated financial statements.

                 RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies and Related Matters

Richmond County Financial Corp. (the "Company") was organized under Delaware law as the savings and loan holding company for Richmond County Savings Bank and its subsidiaries (the "Bank") in connection with the Bank's conversion form a New York State chartered mutual savings bank to a New York State chartered stock savings bank on February 18, 1998 (the "Conversion"). See note 2 for a further discussion of the Conversion.

The Company's business consists primarily of the business activities of the Bank. The Bank operates twelve branches in the borough of Staten Island and one branch in the borough of Brooklyn, in the City of New York. The Bank's activities include attracting deposits from the general public and originating secured residential, multifamily and commercial real estate loans. The Bank also provides other financial services to customers primarily within this region. The Bank's primary revenues are derived from these banking activities and its portfolios of investment and mortgage-backed and mortgage-related securities. The Bank is subject to competition from other financial institutions. Deposits at the Bank are insured up to applicable limits by the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC). The Bank is subject to regulation by the Federal Deposit Insurance Corporation and the New York State Banking Department.

The following is a description of the significant accounting policies followed by the Company and its wholly-owned subsidiary. The policies conform to generally accepted accounting principles and to general practice within the banking industry:

(a) Principles of Consolidation and Basis of Financial Statement Presentation The consolidated financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Use of Estimates
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from the estimates.

(c) Cash and Cash Equivalents
For purposes of reporting cash flows, the Company defines cash and cash equivalents as cash and due from banks (including restricted cash), federal funds sold and time deposits with original maturities of three months or less.

(d) Securities Held to Maturity
Investment securities and mortgage-backed and mortgage-related securities, for which the Company has the positive intent and ability to hold to maturity, are stated at cost, adjusted for amortization of premiums and discounts, which are recognized as adjustments to interest income over the life of the security, so as to provide a level yield.

(e) Securities Available for Sale
Investment securities and mortgage-backed and mortgage-related securities, not classified as trading nor as held to maturity, are classified as available for sale and are carried at fair value. Unrealized gains or losses on securities available for sale are included as a separate component of stockholders' equity, net of applicable income taxes. Gains and losses on the disposition of securities available for sale are recognized using the specific identification method.

(f) Loans Receivable
Loans receivable are stated at unpaid principal balances, less unearned discounts and net deferred origination and commitment fees. Loan origination and commitment fees and certain direct costs incurred in connection with loan originations are deferred and amortized to income over the life of the related loans as an adjustment to yield. Loans held for sale are stated at the lower of cost or market value.

The Company does not accrue interest on loans that are more than ninety days delinquent as to principal or interest unless, in the opinion of management, collection is probable, with the exception of single-family-home loans secured by real estate, where accrual is discontinued after six months. Any accrued but unpaid interest previously recorded on these loans is reversed against current period interest income. Effective July 1, 1997, the Bank revised this policy such that it does not accrue interest on any loans, including single-family loans secured by real estate, which are more than ninety days delinquent as to principal or interest unless, in the opinion of management, collection is probable. The effect of this change in policy was immaterial.

(g) Allowance for Loan Losses
The allowance for loan losses is based on management's periodic review and evaluation of the loan portfolio and the potential for loss in light of the current composition of the loan portfolio, current and prospective economic conditions, and other relevant factors.

Assessing the adequacy of the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, which may be susceptible to significant change. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb estimated loan losses inherent in the Company's entire portfolio.

(h) Banking Premises and Equipment
Banking premises and equipment are recorded at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (3 to 20 years) on a straight-line basis. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

Expenditures for improvements and major renewals are capitalized, while the cost of ordinary maintenance, repairs and minor improvements is charged to operations.

(i) Other Real Estate Owned
Other real estate owned, consisting of properties acquired through foreclosure, is carried at the lower of carrying amount or fair value less cost to sell.

(j) Income Taxes
The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured at currently enacted income tax rates applicable to the period in which they are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

(k) Earnings Per Share
Basic earnings per share is calculated by dividing net income since Conversion by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated using the same method as basic earning per common share, but reflects potential dilution of common stock equivalents. There were no dilutive common stock equivalents for the fiscal year ended June 30, 1998. For the fiscal year ended June 30, 1998, the weighted average number of shares of common stock outstanding was 24,328,143. For the fiscal year ended June 30, 1998, such shares have been reduced, in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans", by the weighted average number of unallocated shares of common stock held by the Bank's Employees' Stock Ownership Plan (the "ESOP"). Net loss since Conversion was $4.0 million.

(l) Recently Issued Accounting Pronouncements
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from net worth and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997, with earlier application permitted.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. If certain conditions are met, entities may elect to designate a derivative instrument as a hedge of exposures to changes in fair values, cash flows or foreign currencies. If the hedged exposure is a fair value exposure, the gain or loss on the derivative instrument is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of the other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. Any amounts excluded from the assessment of hedge effectiveness as well as the ineffective portion of the gain or loss is reported in earnings immediately. Accounting for foreign currency hedges is similar to the accounting for fair value and cash flow hedges. If the derivative instrument is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

SFAS No. 133 is effective for the financial statements issued for periods beginning after June 15, 1999. The Company is currently evaluating the effects of SFAS No. 133.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2. Conversion to Stock Form of Ownership

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

Concurrent with the completion of the Conversion, an additional 1,957,300 shares of authorized but unissued shares of common stock were contributed by the Company to the Richmond County Savings Foundation (the "Foundation"), a private foundation dedicated to charitable purposes within the Bank's communities that it serves. The Company recorded a one-time charge of $19.6 million, the full amount of the contribution made to the Foundation and a corresponding deferred tax benefit of $8.4 million fiscal 1998. The contribution to the Foundation will be fully tax deductible, subject to an annual limitation based upon the Company's annual taxable income.

In connection with the Conversion, the Bank implemented the ESOP. Subsequent to the Conversion, the ESOP purchased, through a $34.6 million loan from the Company, 8%, or 2,113,884 shares of the Company's common stock in the open market.

The Bank established, in accordance with the requirements of the OTS, a liquidation account for $102.8 million, equal to its retained earnings as of the date of the latest consolidated statement of financial condition appearing in the final prospectus. The liquidation account is maintained for the benefit of eligible pre-Conversion account holders who continue to maintain their account at the Bank after the date of Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled, under New York State Law, to receive a distribution from the liquidation account in an amount equal to their current adjusted account balances for all such depositors then holding qualifying deposits in the Bank.

In addition, the Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

3. Securities Held to Maturity and Securities Available for Sale

As part of its efforts to manage the Company's asset/liability strategy in an environment experiencing above normal repayment risk and market sensitivity to potential changes in market interest rates, in February 1998, as part of a balance sheet restructuring initiative, the Bank transferred its entire held to maturity portfolio to its securities available for sale portfolio. As a result, at June 30, 1998, the Company had no securities in held to maturity.

The amortized cost of investment securities and mortgage-backed and mortgage-related securities and their related estimated fair values at June 30, 1998 and 1997, are summarized as follows:

                                                                                  June 30, 1998
                                                            -----------------------------------------------------------
AVAILABLE FOR SALE                                                            Gross           Gross
                                                             Amortized      Unrealized     Unrealized      Estimated
                                                                Cost          Gains          Losses        Fair Value
                                                            -------------  -------------  --------------  -------------
                                                                                  (In thousands)
   Investment securities:
     U.S. Government and agencies                           $     33,444        $   226        $    (6)    $    33,664
     Corporate and other debt obligations                        146,869          2,069            (59)        148,880
                                                            -------------  -------------  --------------  -------------
                                                            $    180,313        $ 2,295        $   (65)    $   182,544
                                                            =============  =============  ==============  =============
   Marketable equity securities:
     Preferred                                              $     27,146        $ 1,303        $    (1)    $    28,448
     Common                                                       24,786          2,861           (591)         27,056
     Mutual Funds                                                    605            237               -            842
                                                            -------------  -------------  --------------  -------------
                                                            $     52,537        $ 4,401        $  (592)    $    56,346
                                                            =============  =============  ==============  =============
   Mortgage-backed and mortgage-related securities:
   Federal Home Loan Mortgage Corporation
      Pass-Through Certificates                             $     96,970        $   547        $  (155)    $    97,362


   Government National Mortgage Association
      Pass-Through Certificates                                  185,098            307           (382)        185,023
   Private Issuer Pass-Through Certificates                       18,143             65               -         18,208
   Federal National Mortgage Association
      Pass-Through Certificates                                   76,616             82           (247)         76,451
   Federal National Mortgage Association
      Real Estate Mortgage Investment Conduits                    39,165             14            (54)         39,125
   Private Issuer Real Estate Mortgage
      Investment Conduits                                        187,587            584            (36)        188,135
                                                            -------------  -------------  --------------  -------------
                                                             $   603,579        $ 1,599        $  (874)    $   604,304
                                                            =============  =============  ==============  =============

                                                                                    June 30, 1997
                                                             ------------------------------------------------------------
AVAILABLE FOR SALE                                                             Gross           Gross
                                                              Amortized      Unrealized     Unrealized       Estimated
                                                                 Cost          Gains          Losses        Fair Value
                                                             -------------  -------------  --------------  --------------
                                                                                  (In thousands)
Marketable equity securities:
   Preferred                                                  $   14,027        $   132        $    (1)      $  14,158
   Common                                                          3,578            305            (69)          3,814
   Mutual Funds                                                    1,629            105               -          1,734
                                                             -------------  -------------  --------------  --------------
                                                              $   19,234        $   542        $   (70)      $  19,706
                                                             =============  =============  ==============  ==============

Mortgage-backed and mortgage-related securities:
   Government National Mortgage Association
     Pass-Through Certificates                                $   11,710        $   151        $   (37)      $  11,824
   Federal Home Loan Mortgage Corporation Real Estate
     Mortgage Investment Conduits                                  4,693              -             (7)          4,686
   Private Issuer Real Estate Mortgage Investment
     Conduits                                                     10,881             19            (12)         10,888
                                                             -------------  -------------  --------------  --------------
                                                              $   27,284        $   170        $   (56)      $  27,398
                                                             =============  =============  ==============  ==============

                                                                                     June 30, 1997
                                                             ------------------------------------------------------------
HELD TO MATURITY                                                               Gross           Gross
                                                              Amortized      Unrealized     Unrealized       Estimated
                                                                 Cost          Gains          Losses        Fair Value
                                                             -------------  -------------  --------------  --------------
                                                                                  (In thousands)
Investment securities:
   U.S. Government and agencies                               $   92,215        $   394        $  (272)         92,337
   Corporate and other debt obligations                          112,986            443           (404)        113,025
                                                             -------------  -------------  --------------  --------------
                                                              $  205,201        $   837        $  (676)      $ 205,362
                                                             =============  =============  ==============  ==============

 Mortgage-backed and mortgage-related securities:
   Federal Home Loan Mortgage Corporation
     Pass-Through Certificates                                $   82,237        $ 1,534        $  (187)      $  83,584
   Private Issuer Pass-Through Certificates                        3,276              5               -          3,281
   Federal Home Loan Mortgage Corporation
     Real Estate Mortgage Investment Conduits                     32,248            130            (42)         32,336
   Private Issuer Real Estate Mortgage
     Investment Conduits                                          67,361            179           (148)         67,392
                                                             -------------  -------------  --------------  --------------
                                                              $  185,122        $ 1,848        $  (377)      $ 186,593
                                                             =============  =============  ==============  ==============

The amortized cost and estimated fair values of investment and mortgage-backed and mortgage-related securities available for sale by contractual maturity at June 30, 1998 are as follows:


                                                                   June 30, 1998
                                   -------------------------------------------------------------------------------
                                                                             Mortgage-backed and mortgage-related
                                           Investment Securities                         Securities
                                   --------------------------------------  ---------------------------------------
                                        Amortized           Estimated          Amortized            Estimated
                                          Cost             Fair Value            Cost              Fair Value
                                   ------------------  ------------------  -----------------  --------------------
                                                                   (In thousands)
   Year ended June 30:
      1999                             $    14,742         $    14,784        $         -          $         -
      2000-2003                             31,659              32,049              9,932               10,013
      2004-2009                             10,424              10,496             57,197               57,108
      2010 and thereafter                  176,025             181,561            536,450              537,183
                                   -------------------  -----------------  ------------------  -------------------
                                       $   232,850         $   238,890        $   603,579          $   604,304
                                   ===================  =================  ==================  ===================

Sales and redemptions of investment securities from the available for sale portfolio during the year ended June 30, are summarized as follows:

                                                                         Years ended June 30,
                                                       ----------------------------------------------------------
                                                             1998                1997                1996
                                                       ------------------ ------------------- -------------------
                                                                           (In thousands)
   Proceeds from sales and redemptions                    $   178,010     $      11,938          $   5,950
   Gross gains                                                    317                40                 19
   Gross losses                                                   287                24                  -

4. Loans Receivable

Loans receivable consist of the following:

                                                                                         June 30,
                                                                            -------------------------------------
                                                                                 1998                1997
                                                                           ------------------  -----------------
                                                                                      (In thousands)
One-to-four family mortgage loans                                             $   470,385        $     394,588
Multifamily mortgage loans                                                         50,491                2,705
Commercial real estate mortgage loans                                              55,416               40,713
Construction and development loans, principally residential                        31,297               18,343
Home equity loans                                                                  15,379               16,729
                                                                           ------------------  -----------------
                                                                                  622,968              473,078
Plus (less) unearned discounts                                                        325               (1,477)
                                                                           ------------------  -----------------
Total real estate mortgage loans                                                  623,293              471,601

Consumer and student loans                                                         21,770               23,589
Commercial loans                                                                    6,783                6,662
                                                                           ------------------  -----------------
                                                                                   28,553               30,251
Less net deferred origination and
    commitment fees                                                                  (101)                (124)
                                                                           ------------------  -----------------
Total other loans                                                                  28,452               30,127
Less allowance for loan losses                                                     (7,276)              (5,470)
                                                                           ------------------  -----------------
Total loans receivable, net                                                   $   644,469        $     496,258
                                                                           ==================  =================

Included in real estate mortgage loans are $20.8 million and $1.3 million of mortgages serviced by third parties as of June 30, 1998 and 1997, respectively.

The Bank sells real estate mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and the State of New York Mortgage Association ("SONYMA"). These loans are then serviced by the Bank under agreements which specify a servicing fee based on a percentage of the outstanding principal balances. At June 30, 1998, 1997 and 1996, the total loans serviced for the above totaled $45.3 million, $50.1 million, and $49.5 million, respectively, and are not included in the consolidated financial statements.

Loans on nonaccrual status totaled $5.5 million, $2.7 million and $2.8 million at June 30, 1998, 1997, and 1996, respectively. If interest on the nonaccrual loans had been accrued, such income would have been $0.5 million, $0.3 million and $0.2 million, respectively.

A summary of the changes in the allowance for loan losses for the years ended June 30, 1998, 1997 and 1996, is as follows:

                                                                          Years ended June 30,
                                                            --------------------------------------------------
                                                                 1998               1997             1996
                                                            --------------    ---------------   --------------
                                                                              (In thousands)
     Balance at beginning of year                                $5,470             $4,796           $3,275
        Provision charged to operations                           2,200              1,080            1,600
        Charge offs, net of recoveries                             (394)              (406)             (79)
                                                            --------------    ---------------   --------------

     Balance at end of year                                      $7,276             $5,470           $4,796
                                                            ==============    ===============   ==============

5. Banking Premises and Equipment

Banking premises and equipment at June 30, 1998 and 1997 consist of the following:

                                                                               June 30,
                                                                  -----------------------------------
                                                                        1998               1997
                                                                  ----------------     --------------
                                                                            (In thousands)
   Land                                                              $    2,850          $   2,850
   Banking houses and improvements                                        7,059              6,742
   Leasehold improvements                                                 3,117              2,847
   Furniture, fixtures and equipment                                      5,132              3,835
   Automobiles                                                               40                 40
                                                                  ----------------     --------------
                                                                         18,198             16,314
   Less accumulated depreciation and amortization                        (5,104)            (4,256)
                                                                  ----------------     --------------
                                                                     $   13,094          $  12,058
                                                                  ================     ==============

6. Deposits

At June 30, 1998 and 1997, deposits consist of the following:

                                                            June 30, 1998                 June 30, 1997
                                                     -----------------------------  ---------------------------
                                                                        Average                      Average
                                                        Amount           Rate          Amount          Rate
                                                     -----------------------------  --------------  -----------
                                                                          (In thousands)
Certificates of deposit                                $ 325,348        5.38%       $  298,066         5.37%
Savings                                                  443,433        2.74           437,694         2.78
Money market demand accounts                              38,741        3.47            37,782         3.45
Non-interest bearing demand deposits                     121,646           -            92,959            -
NOW accounts                                              19,732        2.26            18,030         2.26
                                                     --------------                 --------------
                                                       $ 948,900                    $  884,531
                                                     ==============                 ==============


Contractual maturities of certificates of deposit accounts at June 30, 1998 are as follows:

                                                                           June 30, 1998
                                                      ----------------------------------------------------------
                                                       Certificates
                                                      of $100,000 or         All Other              Total
                                                           More            Certificates         Certificates
                                                     -----------------    ----------------     ----------------
                                                                          (In thousands)
Year ending June 30:
   1999                                                 $  23,791            $ 210,856            $ 234,647
   2000                                                     5,474               42,119               47,593
   2001                                                     2,861               20,446               23,307
   2002                                                     3,442                9,672               13,114
   2003 and thereafter                                          -                6,687                6,687
                                                     -----------------    ----------------     ----------------
                                                        $  35,568            $ 289,780            $ 325,348
                                                     =================    ================     ================


                                                                           June 30, 1997
                                                      ----------------------------------------------------------
                                                      Certificates
                                                      of $100,000            All Other              Total
                                                        or More             Certificates        Certificates
                                                     ---------------      -----------------    ----------------
                                                                          (In thousands)
Year ending June 30:
   1998                                                 $  17,551            $ 191,526           $  209,077
   1999                                                     5,837               53,741               59,578
   2000                                                       200                6,529                6,729
   2001                                                       792                4,237                5,029
   2002 and thereafter                                      3,061               14,592               17,653
                                                     ---------------      ----------------     ----------------
                                                        $  27,441            $ 270,625           $  298,066
                                                     ===============      ================     ================

7. Borrowings

Advances received from the FHLB of New York ("FHLBNY") as of June 30, 1998, consist of the following:

                                  June 30, 1998
   ----------------------------------------------------------------------------
                                               Weighted
    Maturity Date        Call Date          Average Rate            1998
   -----------------------------------------------------------------------------
                                 (In Thousands)
         1998*                                    6.13%            $     6,000
         2003               1999                  5.03                  35,000
         2008               2000                  5.06                  20,000
         2008               2001                  5.22                  95,000
         2008               2003                  5.48                 150,000
                                          -----------------    ----------------
                                                  5.33%            $   306,000
                                          =================    ================

The advances received were under the FHLBNY's convertible advance program, which grants the FHLBNY the option to call the advance after an initial lock-out period of 1, 2, 3 or 5 years and quarterly thereafter, until maturity. The convertible advances are collateralized by mortgage-backed securities with a carrying value of approximately $338.6 million. The Bank had no borrowings at June 30, 1997.

* FHLBNY overnight line of credit advance. Rate is based on the Federal Funds rate at time of takedown plus 12.5 basis points. Principal and interest is due on the next succeeding business day.

8. Income Taxes

Significant components of the Bank's deferred tax assets and liabilities as of June 30, 1998 and 1997, are as follows:

                                                          June 30,
                                              ----------------------------------
                                                    1998              1997
                                              ---------------   ----------------
                                                       (In thousands)
Deferred tax assets:
   Allowance for loan losses                     $   3,152         $    2,576
   Deferred loan fees                                   20                338
   Book over tax amortization                          287                262
   Non-accrual interest income                         471                370
   Postretirement benefits                           1,621              1,660
   Richmond County Savings Foundation                7,420                  -
                                              ---------------   ----------------
      Gross deferred tax assets                     12,971              5,206

Deferred tax liabilities:
   Tax bad debt reserves                               754              1,159
   Tax over book depreciation                          399                426
   Prepaid pension expense                             315                402
   Discount accretion                                    -                  1
   Securities available for sale                     2,795                276
                                              ---------------   ----------------
      Gross deferred tax liabilities                 4,263              2,264
                                              --------------    ----------------
       Net deferred tax assets                  $    8,708         $    2,942
                                              ==============    ================


In view of the Bank's current and projected future earnings trend, management believes that it is more likely than not that the entire net deferred tax assets will be utilized. Accordingly, no valuation allowance was deemed necessary for the net deferred tax assets for the years ended June 30, 1998 and 1997.

Significant components of the provision (benefit) for income taxes attributable to continuing operations for the years ended June 30, 1998, 1997 and 1996, are as follows:

                                                                                Year ended June 30,
                                                                ----------------------------------------------------
                                                                     1998               1997              1996
                                                                ---------------    ---------------   ---------------
                                                                                  (In thousands)
Current:
   Federal                                                           $7,583              $6,278           $4,526
   State and local                                                    2,773               3,361            2,732
                                                                 ---------------    ---------------   ---------------
                                                                     10,356               9,639            7,258
Deferred:
   Federal                                                           (5,997)               (106)            (275)
   State and local                                                   (2,288)                (70)            (180)
                                                                 ---------------    ---------------   ---------------
                                                                     (8,285)               (176)            (455)
                                                                ---------------    ---------------   ---------------
                                                                     $2,071              $9,463           $6,803
                                                                ===============    ===============   ===============

The table below presents a reconciliation between the reported tax provision and the tax provision computed by applying the statutory federal income tax rate (35% for the years ended June 30, 1998, 1997 and 1996) to income before provision for income taxes:

                                                                                Year ended June 30,
                                                                ----------------------------------------------------
                                                                     1998               1997              1996
                                                                ---------------    ---------------   ---------------
                                                                                  (In thousands)
    Federal income tax provision at statutory rates                  $2,309             $7,066            $5,437
    Increase (reduction) in tax resulting from:
         State and local income taxes, net
            of federal income tax effect                                315              2,139             1,659
         Other                                                         (553)               258              (293)
                                                                ---------------    ---------------   ---------------
                                                                     $2,071             $9,463            $6,803
                                                                ===============    ===============   ===============


For federal income tax purposes, prior to 1996, if certain definitional tests and other conditions were met, the Bank was allowed a special bad debt deduction in determining its taxable income. The deduction was based on either specified experience formulas or a percentage of taxable income. Federal tax legislation enacted during 1996, repealed the special bad debt deduction provisions. As a result, a large thrift institution, such as the Bank, is required to use the specific charge-off method in computing its federal bad debt deduction for tax years beginning after December 31, 1995. However, New York State enacted legislation which, among other things, would permit a large thrift institution, such as the Bank, to continue to use the bad debt reserve method for both New York State and New York City tax purposes.

The 1996 federal tax legislation also provided that a large thrift institution, such as the Bank, is required to recapture the excess of its tax bad debt reserves at December 31, 1995, over the balance of such reserves as of December 31, 1987, (the "base year"), whether the additions were made under the percentage of the taxable income method or the experience method. The Bank will be required to recapture its excess bad debt reserves, for which deferred taxes have been recognized, over a six-year period on a straight-line basis beginning in calendar year 1998. The base year reserve will remain subject to recapture in the case of certain excess distributions to and redemptions of shareholders or if the Bank ceases to be a bank. The New York State legislation provides that the recapture of excess bad debt reserves is not required for either New York State or New York City tax purposes.

At June 30, 1998, the base year bad debt reserve for federal income tax purposes was approximately $9.6 million, for which deferred taxes are not required to be recognized. Bad debt reserves maintained for New York State and New York City tax purposes as of June 30, 1998, for which deferred taxes are not required to be recognized, amounted to approximately $40 million. Accordingly, deferred tax liabilities of approximately $8.0 million have not been recognized as of June 30, 1998.

9. Employee Benefit Plans

Defined Benefit Plan

The Bank, through its participation in the RSI Retirement Trust, contributes to a pension plan covering substantially all of its full-time employees. The pension plan benefit formula is based upon years of service and average compensation over the final years of service. The Bank's policy is to make quarterly contributions to the plan equal to the amount necessary to satisfy the funding requirements of ERISA. Plan assets are principally invested in pooled investment funds in the RSI Retirement Trust, which is a registered investment company.

The following table sets forth the funded status of the Bank's defined benefit plan for the years ended June 30, 1998 and 1997, in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions":

                                                                                  1998                1997
                                                                             ------------------------------------
                                                                                      (In thousands)
   Actuarial present value of:
      Vested benefit obligation                                                  $     8,466          $  6,640
      Nonvested benefits                                                                 141               266
                                                                             -----------------    ---------------
    Accumulated benefit obligation                                               $     8,607          $  6,906
                                                                             =================    ===============

   Plan assets at fair value                                                     $    12,955          $ 10,852
   Projected benefit obligation                                                      (10,232)           (8,569)
                                                                             -----------------    ---------------
   Plan assets in excess of projected benefit obligation                               2,723             2,283
   Unrecognized (gain)                                                                (2,298)           (1,619)

   Unrecognized transition (asset)                                                       (40)              (76)

   Unrecognized past service liability                                                   (23)              (25)
                                                                             -----------------    ---------------
   Prepaid pension asset included in other assets                                $       362          $    563
                                                                             =================    ===============

The expected long-term rate of return on plan assets for plan years 1998 and 1997, was 8.00%. The rate of increase in future compensation levels was 6.00% and 5.50% for plan years 1998 and 1997, respectively. The weighted-average discount rate was 8.00% and 7.75% for plan years 1998 and 1997, respectively.

Pension expense for the years ended June 30, 1998, 1997 and 1996, includes the following components:

                                                1998               1997                 1996
                                          -----------------   ----------------     ---------------
                                                              (In thousands)
Service cost                                 $   478             $   427              $    453
Interest cost                                    671                 606                   614
Actual return on plan assets                    (854)               (770)                 (773)
Net amortization and deferrals                   (94)                (48)                  (38)
                                          -----------------   ----------------     ---------------
     Net pension expense                     $   201             $   215              $    256
                                          =================   ================     ===============

Defined Contribution Plan

The Bank also provides a 401(k) Savings Plan open to salaried employees meeting certain eligibility requirements. Participants contribute 2% to 9% of pre-tax compensation. The Bank makes matching contributions in an amount equal to 50% of an employee's contributions, up to 6%. Participants may invest in any or all of six investment funds, which are managed by the 401(k) Plan's trustee, RSI Retirement Trust.

Employee Stock Ownership Plan

In connection with the Conversion, the Bank implemented an ESOP, a tax-qualified plan designed to invest primarily in the Company's common stock. The ESOP will provide eligible employees with the opportunity to receive a Bank-funded retirement benefit based primarily on the value of the common stock. All eligible employees of the Bank and its affiliates, including the Company, as of the effective date of the Conversion, may participate in the ESOP. Subsequent to the Conversion, all eligible employees of the Bank and its affiliates, including the Company, may participate in the ESOP upon the age of 21 and the completion of one year of service. Subsequent to the Conversion, the ESOP purchased, through a $34.6 million loan from the Company, 8%, or 2,113,884 shares of common stock in the open market. The term of the ESOP loan will be 20 years and will be primarily repaid with contributions from the Bank to the ESOP. As of June 30, 1998, the loan from the Company had an outstanding balance of $34.2 million and an interest rate of 8.50%.

Under the terms of the ESOP, the Bank makes contributions to the ESOP sufficient to cover all payments of principal and interest as they become due. Shares purchased with the loan proceeds are held in a suspense account by the trustee of the Plan for future allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation as described in the Plan. The number of shares released to participants will be determined based upon the percentage of principal and interest payments made during the calendar year divided by the total remaining principal and interest payments including the current year's payment. Participants will vest in the shares allocated to their respective accounts over a period not to exceed 6 years. Any forfeited shares are allocated to the then remaining participants in the same proportions as contributions. For the year ended June 30, 1998, 52,848 shares were committed to be released and 2,061,036 shares remain unallocated. No shares had been specifically allocated as of June 30, 1998. The Company recognizes compensation expense attributable to its ESOP over the year, based upon the estimated number of ESOP shares to be allocated each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. For the fiscal year ended June 30, 1998, compensation expense attributable to the ESOP was $975,000.

The trustee for the ESOP must vote all allocated shares held in the ESOP trust in accordance with the instructions of the participants. Unallocated shares held by the ESOP trust are voted by the trustee in a manner calculated to most accurately reflect the results of the allocated ESOP shares voted, subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

Postretirement Benefit Plan

The Bank provides postretirement medical and life insurance benefits for eligible retired employees.

Effective July 1, 1994, the Bank adopted SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." The Bank uses actuarial-basis accrual accounting for all employer provided postretirement benefits other than pensions. This requires the recognition of a transition obligation for the difference between the accumulated postretirement benefit obligation and the liability currently recognized on the statement of financial condition. Upon adoption of SFAS No. 106, the Bank immediately recognized its entire net transition obligation by recording a charge of $2.5 million ($1.3 million on an after-tax basis) as the cumulative effect of this change in accounting principle.

The following table sets forth the funded status and amounts recognized in the Bank's consolidated statements of financial condition at June 30, 1998 and 1997:

                                                                                   1998               1997
                                                                             -----------------   ----------------
                                                                                       (In thousands)
Accumulated postretirement benefit obligation:
   Retirees                                                                      $   (1,163)         $   (1,025)
   Fully eligible active plan participants                                             (309)               (300)
   Other active plan participants                                                    (1,821)             (1,471)
   Unrecognized net actuarial gain                                                     (200)               (498)
   Unrecognized prior service cost                                                      (85)                  -
                                                                             -----------------   ----------------
Accrued postretirement benefit cost included in accrued and other
   liabilities                                                                   $   (3,578)         $   (3,294)
                                                                             =================   ================

The Bank's postretirement benefits expense for the years ended June 30, 1998, 1997 and 1996, consisted of the following:

                              1998                1997               1996
                        ------------------  ------------------  ----------------
                                              (In thousands)
  Interest cost           $       240         $        201        $        190
  Service cost                    158                  120                 120
  Amortization                     (9)                 (20)                (16)
                        ------------------  ------------------  ----------------
                          $       389         $        301        $        294
                        ==================  ==================  ================

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 10.5% for the initial year and is assumed to decrease gradually to 6% in 2003, with 1.0% annual decreases thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation at June 30, 1998 by $414,000 (12.6%). The increase in the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1998, would be $56,000 (14.3%).

The weighted-average discount rate at June 30, 1998 and 1997, was 8.0%. The rate of increase in future compensation levels at June 30, 1998 and 1997, was 5.5%.

10. Commitments and Contingencies

Lease Commitments

The Bank conducts a portion of its banking operations in leased facilities under noncancellable operating leases expiring at various periods through 2003 and thereafter. These leases contain renewal options and certain of the leases provide for increases based upon various escalation clauses. Rent expense was $460,300, $353,600 and $339,700 for the fiscal year ended June 30, 1998, 1997 and 1996, respectively.

The future minimum lease payments under such operating leases are as follows:

                                                               Amount
                                                         ------------------
                                                            (In thousands)
Years ended June 30:
   1999                                                      $    1,997
   2000                                                             877
   2001                                                             877
   2003                                                             764
   2003 and thereafter                                            6,997
                                                         ------------------
                                                              $  11,512
                                                         ==================

Litigation

The Bank is a defendant in legal actions arising in the ordinary course of business. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from such actions will not materially affect the Bank's consolidated financial position.

Loan Commitments

There were outstanding commitments to make loans at June 30, 1998 and 1997, of $150.8 million and $47.5 million, respectively. Loan commitments have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policy. These commitments are not reflected in the accompanying consolidated statements of financial condition. Management expects that all loan originations will be funded from existing liquidity and normal monthly cash flow.

11. Regulatory Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth below) of total and Tier I capital to risk-weighted assets, and Tier I capital to average assets (all as defined in the regulations). Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

Based on its regulatory capital ratios at June 30, 1998, the Bank is categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                         Minimum To Be Well
                                                                            Minimum for Capital       Capitalized Under Prompt
                                                        Actual               Adequacy Purposes               Corrective
                                                                                                          Action Provisions
                                                ------------------------  -------------------------   --------------------------
                                                                                         Minimum                      Minimum
                                                   Amount       Ratio        Amount       Ratio          Amount        Ratio
                                                ------------- ----------  ------------- -----------   -------------- -----------
                                                                            (Dollars in thousands)
         As of June 30, 1998:
Total Capital (to Risk Weighted Assets)         $192,271        24.81 %    $62,004          8.00%        $77,505       10.00%

Tier I Capital (to Risk Weighted Assets)         184,995        23.87       31,002          4.00          46,503        6.00

Tier I Capital (to Average Assets)               184,995        12.81       31,002          4.00          38,753        5.00

         As of June 30, 1997:
Total Capital (to Risk Weighted Assets)           98,704        18.91       41,764          8.00          52,205       10.00

Tier I Capital (to Risk Weighted Assets)          93,857        17.98       20,882          4.00          31,323        6.00

Tier I Capital (to Average Assets)                93,857         9.54       20,882          4.00          26,103        5.00

12. Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Quoted market prices, when available, are used as the measure of fair value. In cases where quoted market prices are not available, fair values are based on present value estimates or other valuation techniques. These derived fair values are significantly affected by assumptions used, the timing of future cash flows, and the discount rate.

Because assumptions are inherently subjective in nature, the estimated fair values cannot be substantiated by comparison to independent market quotes, and, in many cases, the estimated fair values would not necessarily be realized in an immediate sale or settlement of the instrument. The disclosure requirements of SFAS No. 107 exclude certain financial instruments and all nonfinancial instruments. Accordingly, the aggregate fair value amounts presented do not represent management's estimation of the underlying value of the Company.

The carrying values and estimated fair values of the Company's material financial instruments as of June 30, 1998 and 1997, are summarized as follows:

                                                                        June 30, 1998               June 30, 1997
                                                                  -------------------------   -------------------------
                                                                     Carrying        Fair        Carrying       Fair
                                                                     Value         Value         Value         Value
                                                                  -------------   ---------   -------------  ----------
                                                                                     (In thousands)
Financial assets:
Cash and due from banks                                             $  31,884     $ 31,884      $ 26,543    $ 26,543
Federal funds sold                                                     26,000       26,000         6,000       6,000
Securities held to maturity:
   Investment securities                                                    -            -       205,201     205,362
   Mortgage-backed and mortgage-related securities                          -            -       185,122     186,593
Securities available for sale:
   Investment securities                                              238,890      238,890        19,706      19,706
   Mortgage-backed and mortgage-related securities                    604,304      604,304        27,398      27,398
Real estate mortgage loans receivable                                 623,293      623,056       471,601     472,868
Other loans receivable                                                 28,452       28,526        30,127      30,089

Financial liabilities:
Deposits                                                              950,808      939,162       885,818     839,578
Borrowings                                                            306,000      305,558             -           -

The following methods and assumptions were used by the Company in estimating the fair values of financial instruments:

Cash and Due from Banks and Federal Funds Sold: Carrying amounts approximate fair value, since these instruments are either payable on demand or have short-term maturities.

Securities Held to Maturity and Securities Available for Sale: The estimated fair values of securities held to maturity and securities available for sale are based on independent dealer quotations and quoted market prices.

Real Estate Mortgage Loans and Other Loans Receivable: The estimated fair values of real estate mortgage loans and other loans receivable are based on discounted cash flow calculations that apply interest rates currently being offered by the Bank for loans with similar remaining maturities to a schedule of aggregated expected monthly maturities.

Deposits: The estimated fair values of deposits are based on discounted cash flow calculations that apply interest rates currently being offered by the Bank for deposits with similar remaining maturities to a schedule of aggregated expected monthly maturities.

Borrowings: The estimated fair value of borrowed funds is based on the discounted value of contractual cash flows using interest rates currently in effect for borrowings with similar maturities and collateral requirements.

13. Subsequent Events

Pending Acquisitions

On July 20, 1998, the Company and Bayonne Bancshares, Inc. ("Bayonne") entered into a definitive agreement pursuant to which Bayonne, the holding company of First Savings Bank of New Jersey, SLA, a New Jersey chartered savings and loan association, with four full service banking offices located in Bayonne, New Jersey, will merge with and into the Company. Under the terms of the agreement, the Company will issue 1.05 shares of its common stock for each outstanding share of common stock of Bayonne. The total transaction value is estimated to be $173.0 million. As of June 30, 1998 (unaudited), total assets of Bayonne were $700.3 million, deposits were $421.7 million and total stockholders' equity was $96.0 million. The merger is subject to the approval of the shareholders of each company, as well as certain regulatory approvals. The merger is expected to be completed in the first quarter of calendar year 1999, and is intended to be a tax-free merger accounted for as a pooling of interests.

On July 17, 1998, the Company and Ironbound Bankcorp, NJ ("Ironbound") entered into a definitive agreement pursuant to which Ironbound, the holding company of Ironbound Bank, a New Jersey chartered commercial bank, with three full service commercial banking offices located in the New Jersey counties of Union and Essex, will merge with and into the Company. Under the terms of the agreement, the Company will issue 1.45 shares of its common stock for each outstanding common share of Ironbound. The total transaction value is estimated to be $26.5 million. As of June 30, 1998 (unaudited), total assets of Ironbound were $113.7 million, deposits were $107.8 million and total stockholders' equity was $11.3 million. The merger is subject to the approval of Ironbound shareholders, as well as certain regulatory approvals. The merger is expected to be completed in the first quarter of calendar year 1999, and is intended to be a tax-free merger accounted for as a pooling of interests.

14. Parent-Only Financial Information

The earnings of the Bank are recognized by Richmond County Financial Corp. (the Holding Company) using the equity method of accounting. Accordingly, undistributed earnings of the Bank are recorded as increases in the Holding Company's investment in the Bank. The following are the condensed financial statements of the Holding Company as of, and for the year ended, June 30, 1998 (although the Holding Company did not commence operations until the Conversion on February 18, 1998, the full year results have been presented).

The Condensed Statement of Financial Condition as of June 30, 1998 is as follows, in thousands:

Assets:
Cash and cash equivalents                                         $   30,124
Securities available for sale:
    Investment securities                                             15,233
    Mortgage-backed and mortgage-related securities                   38,885
Investment in subsidiary                                             202,188
ESOP loan receivable                                                  34,231
Other assets                                                           8,072
                                                                 --------------

       Total assets                                                $ 328,733
                                                                 ==============

Liabilities and stockholders' equity:
Liabilities                                                        $     138
Total Stockholders' equity                                           328,595
                                                                 --------------
        Total liabilities and Stockholders' equity                 $ 328,733
                                                                 ==============

The Condensed Statement of Operations for the year ended June 30, 1998, is as follows, in thousands:

Investment income                                                    $    886
Other interest income                                                     745
Interest income - ESOP loan receivable                                  1,064
Gain or sale of investments                                                14
                                                                  ---------------
                                                                        2,709
Contribution to the RCS Foundation                                    (19,553)
Other expenses                                                           (221)
                                                                  ---------------
Loss before income taxes and equity
    in undistributed earnings of subsidiary                           (17,065)
Income tax benefit                                                      7,763
                                                                  ---------------
Loss before equity in undistributed
    earnings of subsidiary                                             (9,302)
Equity in undistributed earnings of subsidiary                         13,828
                                                                  ---------------
Net income                                                           $  4,526
                                                                  ===============

The Condensed Statement of Cash Flows for the year ended June 30, 1998, is as follows, in thousands:

Operating activities:
  Net income                                                         $  4,526
  Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
        Equity in the undistributed earnings of subsidiary            (13,828)
        Charitable contribution of common stock
                                                                       19,553
        Increase in other assets                                       (8,072)
        Amortization of premium, net of discount accretion                 18
        Gain on sale of equity investments                                (14)
        Increase in liabilities                                           138
                                                                  ---------------
           Net cash provided by operating activities                    2,321

Investing activities:
  Purchases of equity investments available for sale                   (6,358)
  Purchases of callable preferred stock available for sale             (9,551)
  Purchases of mortgage-backed and mortgage-related securities
   available for sale                                                 (40,451)
  Proceeds from sales of equity investments                               688
  Prepayments of mortgage-backed and mortgage-related securities
    available for sale                                                  1,563
  Investment in subsidiary                                           (117,444)
  Funding of ESOP loan receivable, net of payments                    (34,231)
                                                                  ---------------
           Net cash used in investing activities                     (205,784)

Financing activities:
  Net proceeds of common stock issuance                               234,908
  Cash dividends paid on common stock                                  (1,321)
                                                                  ---------------
           Net cash provided by financing activities                  233,587

  Net increase in cash and cash equivalents                            30,124
                                                                  ---------------
  Cash and cash equivalents at beginning of year                            -
  Cash and cash equivalents at end of year                           $ 30,124
                                                                  ===============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Company

Information regarding the directors and executive Officers of the Company appears on pages 4 through 5 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 29, 1998, under the caption "Information with Respect to the Nominees, Continuing Directors, and Named Executive Officers of the Company" and is incorporated herein by this reference.

Item 11.  Executive Compensation

Information regarding executive compensation appears on page 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 29, 1998, under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners appears on pages 3 through 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held September 29, 1998, under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

Information regarding security ownership of management appears on pages 4 through 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held September 29, 1998, under the caption "Information with Respect to the Nominees, Continuing Directors and Named Executive Officers of the Company" and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions appears on page 13 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on September 29, 1998 under the caption "Transactions With Certain Related Persons" and is incorporated by this reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Financial Statements:

See "Part II - Item 8.  Financial Statements"

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

(a)    Exhibits
       --------
 2.1 Plan of Conversion (including the Restated Organization Certificate and Stock Bylaws of Richmond County Savings Bank).*

 2.2 Agreement and Plan of Merger, dated as of July 17, 1998, by and between Richmond County Financial Corp. and Ironbound Bankcorp, NJ.**

 2.3 Agreement and Plan of Merger, dated as of July 19, 1998, by and between Richmond County Financial Corp. and Bayonne Bancshares, Inc.**

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

10.4 Form of Proposed Employment Agreement between Richmond County Financial Corp. and certain executive officers.*

10.5 Form of Proposed Change in Control Agreement between Richmond County Savings Bank and certain executive officers.*

10.6 Form of Proposed Richmond County Savings Bank Employee Severance Compensation Plan.*

10.7   Form of Proposed Management Supplemental Executive Retirement Plan.*

10.8 Stock Option Agreement, dated July 17, 1998, by and between Ironbound Bankcorp, NJ and Richmond County Financial Corp.**

10.9 Stock Option Agreement, dated July 19, 1998, by and between Bayonne Bancshares, Inc. and Richmond County Financial Corp.**

11.0   Statement re: Computation of Per Share Earnings.

21.0   Subsidiaries Information included in Part I.

23.0   Consent of Independent Auditors.

27.0   Financial Data Schedule (EDGAR version only).

(b)    Report on Form 8-K
       ------------------
       The Company filed a report on Form 8-K with the SEC (File No. 0-23271) on April 21, 1998, which report announced that the Company declared a quarterly cash dividend of $0.05 per common share.


* Incorporated by reference from the Form S-1 (Registration No. 333-37009), as amended, filed on October 2, 1997.
** Incorporated by reference from the Form 8-K(File No. 0-23271), filed with the SEC on July 27, 1998.

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RICHMOND COUNTY FINANCIAL CORP.
                                        -------------------------------
                                                 (Registrant)

                                            /s/ Michael F. Manzulli
                                            -------------------------
                                            Michael F. Manzulli
                                            Chairman of the Board and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on August 14, 1998.

                 NAME                                            TITLE
            --------------                                    ----------

/s/ Michael F. Manzulli                         Chairman of the Board, Chief
---------------------------------------         Executive Officer and Director
    Michael F. Manzulli

/s/ Anthony E. Burke                            President, Chief Operating
---------------------------------------         Officer and Director
    Anthony E. Burke

/s/ Thomas R. Cangemi                           Senior Vice President,
 --------------------------------------         Chief Financial Officer,
    Thomas R. Cangemi                           Treasurer and Secretary

/s/ Godfrey H. Carstens, Jr.                    Director
 --------------------------------------
    Godfrey H. Carstens, Jr.

/s/ Robert S. Farrell                           Director
---------------------------------------
    Robert S. Farrell

/s/ William C. Frederick, M.D.                  Director
 --------------------------------------
    William C. Frederick, M.D.

/s/ James L. Kelley                             Director
 --------------------------------------
    James L. Kelley

/s/ T. Ronald Quinlan, Jr.                      Director
---------------------------------------
    T. Ronald Quinlan, Jr.

/s/ Maurice K. Shaw                             Director
---------------------------------------
    Maurice K. Shaw