Form 10-Q
period 1998-09-30
RICHMOND COUNTY FINANCIAL CORP
filed 1998-11-16
CIK 1046685

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1998 Commission File No. 0-23271


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

                                    Yes X   No
                                       ---    ---
Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.


As of November 6, 1998, there were 26,423,550 shares of the common stock outstanding.

                                   FORM 10-Q
                        RICHMOND COUNTY FINANCIAL CORP.
                                     INDEX
                                                                            Page

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
at September 30, 1998 and June 30, 1998 ...................................  3

Consolidated Statements of Operations
for the three months ended September 30, 1998 and 1997 ....................  4

Consolidated Statement of Changes in Stockholders' Equity
for the three months ended September 30, 1998 .............................  5

Consolidated Statements of Cash Flows
for the three months ended September 30, 1998 and 1997 ....................  6

Notes to Unaudited Consolidated Financial Statements ......................  7

ITEM 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations ..........................  9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ....... 17


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings ................................................. 18

ITEM 2. Changes in Securities and Use of Proceeds ......................... 18

ITEM 3. Defaults Upon Senior Securities ................................... 18

ITEM 4. Submission of Matters to a Vote of Security Holders ............... 18

ITEM 5. Other Information ................................................. 18

ITEM 6. Exhibits and Reports on Form 8-K .................................. 19

Exhibit Index ............................................................. 20

Signature Page ............................................................ 21

================================================================================

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

================================================================================

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (In thousands, except share and per share amounts)

                                                                                 September 30,           June 30,
                                                                                      1998                 1998
                                                                                --------------        -------------
                                                                                  (Unaudited)
Assets:
Cash and due from banks                                                           $    22,764          $    31,884
Federal funds sold                                                                      4,200               26,000
Securities available for sale:
     Investment securities                                                            237,956              238,890
     Mortgage-backed and mortgage-related securities                                  593,714              604,304
Loans receivable:
     Real estate loans                                                                765,799              623,293
     Other loans                                                                       16,679               28,452
     Less allowance for loan losses                                                    (7,920)              (7,276)
                                                                                 -------------        ------------
Total loans receivable, net                                                           774,558              644,469
Federal Home Loan Bank stock                                                           20,375               15,550
Banking premises and equipment, net                                                    13,530               13,094
Accrued interest receivable                                                            11,514                9,827
Other real estate owned                                                                   340                  322
Net deferred tax assets                                                                10,735                8,708
Other assets                                                                            2,929                2,796
                                                                                 -------------        ------------
          Total assets                                                            $ 1,692,615          $ 1,595,844
                                                                                 =============        ============

Liabilities and Stockholders' Equity:
Demand deposits                                                                   $   112,566          $   121,646
Savings, N.O.W & Money market accounts                                                501,060              503,814
Certificates of deposit                                                               339,880              325,348
                                                                                 ------------         ------------
          Total deposits                                                              953,506              950,808
Borrowings from the Federal Home Loan Bank                                            400,000              306,000
Accrued expenses & other liabilities                                                    9,283               10,441
                                                                                 ------------         ------------
          Total liabilities                                                         1,362,789            1,267,249

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                  --                   --
Common stock, $.01 par value, 75,000,000 shares authorized;
   26,423,550 shares issued and outstanding at
   September 30, 1998 and June 30, 1998                                                   264                  264
Additional paid-in-capital                                                            254,288              254,307
Retained earnings-substantially restricted                                            107,529              103,760
Unallocated common stock held by
    Employee Stock Ownership Plan ("ESOP")                                            (33,274)             (33,706)
Accumulated other comprehensive income:
Net unrealized gain on securities available for sale, net of tax                        1,019                3,970
                                                                                 ------------         ------------
          Total stockholders' equity                                                  329,826              328,595
                                                                                 ------------         ------------
          Total liabilities and stockholders' equity                              $ 1,692,615          $ 1,595,844
                                                                                 ============         ============

    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)

                                                                         For The
                                                                   Three Months Ended
                                                                      September 30,
                                                               ----------------------------
                                                                       (Unaudited)
                                                                   1998           1997
                                                               ----------      ------------
Interest income:
   Loans                                                         $ 13,728          $ 10,319
   Debt and equity securities                                       4,329             3,472
   Mortgage-backed and mortgage-related securities                  9,254             3,821
   Federal funds sold and interest-earning bank balances              351               142
                                                                 --------          --------
       Total interest income                                       27,662            17,754
                                                                 --------          --------

Interest expense:
   Deposits                                                         7,970             7,519
   Borrowed funds                                                   4,629                77
                                                                 --------          --------
       Total interest expense                                      12,599             7,596
                                                                 --------          --------
   Net interest income                                             15,063            10,158
   Provision for loan losses                                          750               450
                                                                 --------          --------
   Net interest income after provision for loan losses             14,313             9,708
                                                                 --------          --------

Non-interest income:
   Fee income                                                         933               818
   Net gain (loss) on sale of securities and loans                    909                (5)
   Other                                                                2                 4
                                                                 --------          --------
       Total non-interest income                                    1,844               817
                                                                 --------          --------

Non-interest expense:
   Salaries and employee benefits                                   4,185             2,459
   Occupancy costs                                                    910               791
   Computer service fees                                              806               669
   Advertising                                                        447               153
   Amortization of deposit premium                                     78                79
   FDIC insurance premiums                                             39                38
   Other                                                            1,167               766
                                                                 --------          --------
       Total non-interest expense                                   7,632             4,955
                                                                 --------          --------

   Income before income taxes                                       8,525             5,570
   Provision for income taxes                                       3,171             2,717
                                                                 --------          --------

Net Income                                                       $  5,354          $  2,853
                                                                 ========          ========

Earnings per share:
      Basic                                                      $   0.22               N/A
      Diluted                                                    $   0.22               N/A

    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In thousands)



                                                                                                 Unallocated
                                                                   Retained      Accumulated       Common
                                                    Additional     Earnings-        Other           Stock
                                        Common       Paid-in-     Substantially  Comprehensive     Held by
                                         Stock       Capital       Restricted       Income          ESOP           Total
                                       ---------     ---------      ---------      ---------      ---------      ---------
Balance at June 30, 1998               $     264     $ 254,307      $ 103,760      $   3,970      $ (33,706)     $ 328,595

Comprehensive income:
     Net income                               --            --          5,354             --             --          5,354
     Net unrealized loss on certain
          securities, net of tax              --            --             --         (2,951)            --         (2,951)
                                                                                                                 ---------
Comprehensive income                                                                                                 2,403
                                                                                                                 ---------
Allocation from shares purchased with
     loan to ESOP                             --           (19)            --             --            432            413
Cash dividends paid on common stock           --            --         (1,585)            --             --         (1,585)
                                       ---------     ---------      ---------      ---------      ---------      ---------
Balance at September 30, 1998          $     264     $ 254,288      $ 107,529      $   1,019      $ (33,274)     $ 329,826
                                       =========     =========      =========      =========      =========      =========



    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                        For The
                                                                                   Three Months Ended
                                                                                     September 30,
                                                                               ---------------------------
                                                                                      (Unaudited)
                                                                                   1998            1997
                                                                               -----------     -----------

Net cash provided by operating activities                                        $   3,248       $   2,830

Cash flows from investing activities:
     Increase in loans receivable, net                                            (144,155)        (19,649)
     Loans sold                                                                     13,715              --
     Investment securities held to maturity:
          Maturities and redemptions                                                    --          17,632
     Investment securities available for sale:
          Sales and redemptions                                                     15,169              --
          Purchases                                                                (20,310)        (20,431)
     Mortgage-backed and mortgage-related securities held to maturity:
          Maturities                                                                    --          28,147
          Principal collected                                                           --           9,251
     Mortgage-backed and mortgage-related securities available for sale:
          Principal collected                                                       57,049           1,233
          Purchases                                                                (45,281)        (49,673)
     Purchases of Federal Home Loan Bank of New York stock                          (4,825)             --
     Net addition to banking premises and equipment                                   (715)           (276)
     Proceeds from sales of other real estate owned                                     72               5
                                                                                 ---------       ---------
               Net cash used in investing activities                              (129,281)        (33,761)

Cash flows from financing activities:
     Net increase in deposits                                                        2,698           1,246
     Increase in securities sold under repurchase agreements                            --          25,639
     Increase in borrowings from the Federal Home Loan Bank                         94,000              --
     Cash dividends paid on common stock                                            (1,585)             --
                                                                                 ---------       ---------
               Net cash provided by financing activities                            95,113          26,885
                                                                                 ---------       ---------

     Net (decrease) in cash and cash equivalents                                   (30,920)         (4,046)
     Cash and cash equivalents at beginning of period                               57,884          32,543
                                                                                 ---------       ---------
     Cash and cash equivalents at end of period                                  $  26,964       $  28,497
                                                                                 =========       =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest on deposits and borrowed funds                                     $  12,414       $   7,593
     Income taxes                                                                    3,545           1,584

Non-cash investing activities:
    Additions to other real estate owned, net                                    $      90       $     129
Net (decrease) increase in unrealized gain on available for sale investments        (4,967)          1,011


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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

2.   Earnings Per Share
     ------------------

Earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. For the three months ended September 30, 1998, the weighted average number of shares of common stock outstanding was 24,362,800. For the three months ended September 30, 1998, such shares have been reduced, in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans", by the weighted average number of unallocated shares of common stock held by the Bank's ESOP.

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

Concurrent with the completion of the Conversion, an additional 1,957,300 shares of authorized but unissued shares of common stock were contributed by the Company to the Richmond County Savings Foundation (the "Foundation"), a private foundation dedicated to charitable purposes within the Bank's communities that it serves. The Company recorded a one-time charge of $19.6 million, the full amount of the contribution made to the Foundation and a corresponding deferred tax benefit of $8.4 million, in the third quarter ended March 31, 1998. The contribution to the Foundation will be fully tax deductible, subject to an annual limitation based upon the Company's annual taxable income.

4.   Employee Stock Ownership Plan
     -----------------------------

In connection with the Conversion, the Bank implemented the Employee Stock Ownership Plan (the "ESOP"), a tax-qualified plan designed to invest primarily in the Company's common stock. The ESOP will provide eligible employees with the opportunity to receive a Bank-funded retirement benefit based primarily on the value of the common stock. All eligible employees of the Bank and its affiliates, including the Company, as of the effective date of the Conversion, may participate in the ESOP. Subsequent to the Conversion, all eligible employees of the Bank and its affiliates, including the Company, are eligible to participate in the ESOP upon the age of 21 and the completion of one year of service. Subsequent to the Conversion, the ESOP purchased, through a $34.6 million loan from the Company, 8%, or 2,113,884 shares of common stock in the open market. The term of the ESOP loan will be 20 years and will be primarily repaid with contributions from the Bank to the ESOP. The Company recognizes compensation expense attributable to its ESOP over the year based upon the estimated number of ESOP shares to be allocated each December 31st. The amount of compensation expense recorded is equal to the estimate of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. For the three months ended September 30, 1998, compensation expense attributable to the ESOP was $413,000.

5.   Recent Developments
     -------------------

On October 14, 1998, the Company announced that the Company and Bayonne Bancshares, Inc. ("Bayonne") had amended and restated their Agreement and Plan of Merger, dated as of July 19, 1998. On October 14, 1998, Richmond County and Bayonne formally amended the original agreement entered into by the parties on July 19, 1998 to eliminate certain provisions relating to pooling-of-interests accounting as a condition to the consummation of the Bayonne Merger, to terminate the Bayonne ESOP at the consummation of the Bayonne Merger and to condition the consummation of the Bayonne Merger to be accounted for as a purchase accounting transaction.

On July 17, 1998, the Company announced that the Company and Ironbound Bankcorp, NJ had entered into an Agreement and Plan of Merger, dated as of July 17, 1998.

Both mergers should be completed by the end of the first quarter of calendar
1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Richmond County Financial Corp. is a savings and loan holding company regulated by the Office of Thrift Supervision. The primary operating subsidiary of Richmond County Financial Corp. is Richmond County Savings Bank, a New York State chartered stock savings bank. While the following discussion of financial condition and results of operations includes the collective results of Richmond County Financial Corp. and the Bank, this discussion reflects principally the Bank's activities as the Company currently does not engage in any significant business activities other than the management of the Bank and the investment of net proceeds from the Bank's mutual to stock conversion, which occurred on February 18, 1998.

Financial Condition

Total assets increased by $96.8 million, or 6.1%, from $1.6 billion at June 30, 1998 to $1.7 billion at September 30, 1998. The increase in overall assets was primarily due to an increase in loans of $130.7 million, or 20.1%, offset in part by a decrease in federal funds sold of $21.8 million. The overall increase in the level of assets was primarily the result of an increase in borrowed funds to fund growth in the mortgage loan portfolio.

Mortgage-backed and mortgage-related securities decreased by $10.6 million, or 1.8%, from $604.3 million at June 30, 1998 to $593.7 million at September 30, 1998. Investment securities at September 30, 1998 totaled $238.0 million, a decrease of $934,000, or 0.4%, compared to $238.9 million at June 30, 1998.

The Bank continues to experience increased loan growth and for the quarter ended September 30, 1998, gross loans receivable increased by $130.7 million, or 20.1%, to $782.5 million, compared to $651.7 million at June 30, 1998. The substantial increase in net loans was due primarily to originations of $167.4 million generated in the first quarter of fiscal 1999, offset by scheduled amortization and prepayments of $23.0 million and the sale of $12.3 million of student loans. Loan originations during the first quarter of fiscal 1999 were primarily comprised of multifamily and one-to-four family mortgage loans. Multifamily mortgage loan originations for the first quarter of fiscal 1999 totaled $76.3 million, bringing the total multifamily loan portfolio to $126.6 million, or 16.2% of gross loans at quarter end. Total one-to-four family loan production during the first quarter of fiscal 1999 was $76.0 million.

Total liabilities at September 30, 1998 were $1.4 billion, an increase of $95.5 million, or 7.5%, from $1.3 billion at June 30, 1998. Total deposits increased by $2.7 million, or 0.3%, from $950.8 million at June 30, 1998 to $953.5 million at September 30, 1998. The Bank's "core" deposits decreased by $11.8 million, or 1.9%, at September 30, 1998 to $613.6 million, from $625.5 million at June 30, 1998. The decrease in the Bank's "core" deposits was primarily attributable to a $9.1 million decline in total demand deposits. The Bank experienced an increase of $14.5 million, or 4.5%, in certificates of deposit from $325.3 million at June 30, 1998 to $339.9 million at September 30, 1998. The increase in certificates of deposit was primarily attributable to increased marketing of such deposit products.

Additionally, the Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at September 30, 1998, the Bank had total borrowings of

$400.0 million, all of which were in the form of advances from the FHLB. The Bank had $306.0 million in borrowings at June 30, 1998. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage loans and mortgage-backed and mortgage-related securities with similar estimated maturities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Total stockholders' equity increased by $1.2 million to $329.8 million at September 30, 1998 from $328.6 million at June 30, 1998.

Non-performing Assets

Non-performing loans totaled $3.8 million, or 0.5% of total loans at September 30, 1998, as compared to $5.5 million, or 0.9% of total loans, at June 30, 1998. At September 30, 1998, the Bank's real estate owned net, consisted of foreclosed assets totaling $340,000, which at such date was comprised of two one-to-four family properties and one vacant commercial lot.

At September 30, 1998, the Bank had $1.8 million of assets designated as "Substandard", consisting of seven loans, no assets classified as "Doubtful", and six consumer loans classified as "Loss", respectively. At September 30, 1998, the Bank had $2.0 million of assets designated as "Special Mention", consisting of seventeen loans due to past loan delinquencies.

Non-accrual loans totaled $3.8 million as of September 30, 1998, which included nineteen one-to-four family loans, with an aggregate balance of $2.3 million. One non-accrual loan is a $1.1 million commercial mortgage on a mixed-use property in Staten Island, New York. The loan is secured by the property, which was last appraised in December 1996 for $1.4 million.

For the three months ended September 30, 1998, the Company's loan loss provision was $750,000 as compared to $450,000 for the prior year's period. The Company's allowance for loan losses totaled $7.9 million at September 30, 1998 and $7.3 million at June 30, 1998, which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 208.6% and 131.5%, respectively. The Company continues to increase its overall loan loss reserves due to the increase in lending of all loan products. Management believes the allowance for loan losses at September 30, 1998 is adequate and sufficient reserves are presently maintained to cover potential losses. For the quarter ended September 30, 1998, the Company experienced net charge-offs of $106,000.

Comparison of Operating Results For the Three Months Ended September 30, 1998 and 1997

General. The Company reported net income of $5.4 million, or $0.22 per share, for the quarter ended September 30, 1998, an increase of $2.5 million, or 87.7%, from the, $2.9 million reported for the same period last year. Core earnings for the quarter ended, September 30, 1998 increased 68.1% to $4.8 million, or $0.20 per share, compared to $2.9 million reported in the first quarter ended September 30, 1997. Core earnings excludes net gains on sales of securities and loans for the quarter ended September 30, 1998 of $909,000. Per share amounts are not applicable to the 1997 results, due to the Company's recent conversion to a public company.


Interest Income. The Company reported total interest income of $27.7 million for the quarter ended September 30, 1998, representing an increase of $9.9 million, or 55.8%, as compared to the same period in 1997. The increase in interest income was primarily attributable to the growth in average interest-earning assets of $596.0 million, offset in part, by a 27 basis point decrease in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of utilizing the net conversion proceeds and an increase in borrowed funds to fund growth in the mortgage loan and securities portfolios.

Interest income on loans increased $3.4 million, or 33.0%, to $13.7 million for the three month period ended September 30, 1998, as compared to the $10.3 million reported for the comparable period in 1997. This increase was the result of growth in the average balance of real estate loans outstanding primarily due to increased originations of multifamily and one-to-four family real estate loans. The average yield on the overall loan portfolio decreased 33 basis points from 8.02% for the three month period ended September 30, 1997, to 7.69% for the same period in 1998.

Interest income on debt and equity securities increased $857,000, or 24.7%, from $3.5 million for the three month period ended September 30, 1997, to $4.3 million for the same period in 1998.

Interest income on mortgage-backed and mortgage-related securities increased $5.4 million, or 142.2%, from $3.8 million for the three month period ended September 30, 1997, to $9.3 million for the three month period ended September 30, 1998. This increase was primarily due to an increase in the average balance of mortgage-backed and mortgage-related securities of $349.4 million, resulting from the restructuring of the securities portfolio, the investment of net conversion proceeds and the investment of borrowed funds. The increase in such securities reflects management's recent revision to its securities investment strategy, whereby it has decreased its emphasis on debt securities by investing funds from the maturity and sale of debt securities into mortgage-backed and mortgage-related securities. The yield on the mortgage-backed and mortgage-related securities decreased by 58 basis points, due primarily to the lower rate environment for new purchases with a longer weighted average life and the repricing of adjustable rate securities purchased in prior periods.

Interest Expense. Interest expense increased $5.0 million, or 65.9%, from $7.6 million for the three month period ended September 30, 1997, to $12.6 million for the three month period ended September 30, 1998. Interest expense on deposits increased $451,000, or 6.0%, from $7.5 million for the three month period ended September 30, 1997, to $8.0 million for the three month period ended September 30, 1998. The increase reflects a $37.7 million increase in the average balance of interest-bearing deposits, primarily attributable to a $28.8 million increase in the average balance of certificates of deposit and a $8.9 million increase in the average balance of savings deposit accounts. This increase can mainly be attributable to the Bank's strategy of attracting more certificates of deposit through additional certificate of deposit products and the related marketing of commercial deposit accounts.

Interest expense on borrowed funds was $4.6 million for the quarter ended September 30, 1998. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. For the quarters ended September 30, 1998 and 1997 the Bank had $400.0 million and $25.6 million in borrowings outstanding, respectively. The Bank may continue to increase such emphasis on borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage loan and mortgage-backed and mortgage-related securities with similar estimated maturities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread. Consequently, the average cost of the Bank's interest-bearing liabilities increased from 3.75% for the three month period ended September 30, 1997, to 4.27% for the three month period ended September 30, 1998.

Provision for Loan Losses. The Bank's provision for loan losses was $750,000 for the three month period ended September 30, 1998, compared to $450,000 for the three month period ended September 30, 1997. The first quarter fiscal 1999 provision was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, as well as the decrease in its non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover potential loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one-to-four family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

Non-Interest Income. Exclusive of net gains and losses from the sales of securities and loans, total non-interest income for the first quarter of fiscal 1999 was $935,000, as compared to the $822,000 reported for the same period in fiscal 1998. The increased level of non-interest income is primarily due to an overall increase in deposit fee income. Net gains on the sale of securities and loans for the first quarter of fiscal 1999 was $909,000, as compared to net losses on the sale of securities and loans of $5,000 for the same period in fiscal 1998. Net gains reported in the first quarter of fiscal 1999 were due to net gains of $513,000 from the sale of equity securities and $396,000 of net gains realized from the sale of the Bank's student loan portfolio.

Non-Interest Expense. Non-interest expense for the first quarter of fiscal 1999 increased $2.7 million, or 54.0%, as compared to $5.0 million reported for the same period in fiscal 1998. The increase in non-interest expense was primarily due to increases in compensation and employee benefits, including senior management additions, compensation costs associated with the establishment of the Bank's new Multifamily Lending Department and the addition of the ESOP. The Bank expects that compensation and employee benefits expense may continue to increase, primarily as a result of the adoption of various employee benefit plans associated with the Conversion. In addition, the Bank expects non-interest expense to increase in future periods as a result of the Bank's opening of a public accommodation office and the anticipation of opening two new full-service branches in fiscal 1999.

Income Taxes. The Company's effective consolidated tax rate for the three month period ended September 30, 1998 was 37.2% as compared to 48.8% reported for the comparable period last year. The reduction of the Company's effective tax rate is primarily due to the Bank establishing a Real Estate Investment Trust (REIT) in the third quarter of fiscal 1998.

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

The primary investing activities of the Bank are the origination of residential one-to-four family, multifamily and, to a lesser extent, commercial real estate, construction and development and other loans and the purchase of mortgage-backed and mortgage-related and investment securities. During the three month period ended September 30, 1998 and 1997, the Bank's loan originations totaled $167.4 million and $48.0 million, respectively. Purchases of mortgage-backed, mortgage-related and investment securities totaled $65.6 million and $70.1 million for the three month period ended September 30, 1998 and 1997, respectively. These activities were funded primarily by deposit growth and principal repayments and prepayments on loans, mortgage-backed and mortgage-related securities and investment securities, and advances from the FHLB and the net proceeds received from the Conversion. As of September 30, 1998, the Bank experienced a net increase in total deposits of $2.7 million, or 0.3%, as compared to the $950.8 million at June 30, 1998. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors and the Bank and other factors.

The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through repurchase agreements and advances from the FHLB. The Bank has recently begun to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at September 30, 1998, the Bank had total borrowings of $400.0 million, all of which were in the form of long-term advances from the FHLB. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's average cost of funds.

Loan commitments totaled $155.0 million at September 30, 1998, were comprised of $63.5 million in one-to-four family loan commitments, $3.9 million in commercial real estate loan commitments, $42.1 million in construction loan commitments, $5.9 million in commercial loan commitments, $11.1 million in home equity loan commitments and $28.5 million in multifamily loan commitments. In addition, management estimates that an increased level of loan commitments will arise as a result of the most recent formation of the Bank's Multifamily Lending Division established in the fourth quarter of fiscal 1998. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in less than one year from September 30, 1998, totaled $243.3 million. Based upon past experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 1998, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $190.1 million, or 12.4% of adjusted assets, which is above the required level of $61.4 million, or 4.0% of adjusted assets, and risk-based capital of $198.0 million, or 22.5% of adjusted assets, which is above the required level of $70.4 million, or 8.0% of adjusted assets.

The Company's most liquid assets are cash, due from banks and federal funds sold. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1998, cash, due from banks and federal funds sold totaled $27.0 million, or 1.6% of total assets.

Year 2000 Compliance

The "Year 2000" Problem, as it is generally referred to, concerns the inability of certain computer hardware and software systems and associated applications to correctly recognize and process dates beyond December 31, 1999. Many computer programs were developed using only six digits to define the date field in their programs. Computer programs used by the Company, its suppliers or outside service providers that have date-sensitive software may recognize "00" as the year 1900, rather than the year 2000. Due to the nature of financial information, calculations that rely on the integrity of the date field for the correct processing of information could be significantly misstated, if corrective action is not timely taken.

State of Readiness

The Company has implemented a detailed Year 2000 Plan, according to the guidelines of the FFIEC, to evaluate the Year 2000 compliance of its computer systems and the equipment which supports the operation of the Company. The Company initiated formal communications with all of its service providers, vendors, major fund providers, major borrowers and companies with which it has material investments, to determine the extent to which it may be vulnerable to the inability of those parties to remediate their own Year 2000 issues.

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing generally. The Company utilizes a combination of in house and service bureau applications, with the bulk of customers account processing being handled by a leading national vendor of data processing services for financial institutions. The Company has received assurances that this service provider has completed its internal remediation of programs, and has substantially completed its remediation of issues related to interdependencies with other parties. However, these assurances are not guarantees and may not be enforceable. The vendor has provided the Company with a Year 2000 compliant version of its system. The Company will participate with the service provider, in the testing of both direct and indirect services commencing in November 1998, and continuing through the first quarter of 1999.

The Company does not anticipate that there will be any significant or material condition which will impact this service provider's ability to deliver accurate data processing services before, during and after the transition to the new millennium. While no formal contingency plans exist at this time, the Company is in the process of developing a contingency plan. Further, results of system tests conducted by the Company and by other users of this service provider will be carefully monitored to ensure that all issues have been identified and successfully remediated.

The balance of the Company's internal processing is supported by PC based systems, using industry standard software to run non-mission critical applications. Any software program or application which was not supported by the vendor, or which required an update to achieve Year 2000 capability, has been identified for replacement or upgrade. Equipment which contains embedded chips or microprocessors has also been tested and scheduled for upgrade or replacement where necessary. All such system enhancements are expected to be completed by first quarter of 1999. The cost to remediate these systems is immaterial, and is being expensed in the period in which it occurs. The majority of the related expense is expected to be incurred in the Company's fiscal year ended June 30, 1999 operating results.

The Company believes it has developed an effective plan to address the Year 2000 problem based on the available information and that the steps taken to date, its Year 2000 transition will not have a material effect on its business, operations or financial results. However, the Company has no control over the progress of third parties in addressing their own Year 2000 issues. If the necessary changes are not effected or are not completed in a timely manner, or if unanticipated problems arise, there may be a material impact on the Company's financial condition and results of operations.

Cost to Address the Company's Year 2000 Issues

The Company's cost to achieve Year 2000 compliance are not expected to have a material financial impact on the Company. The Company intends to fund such costs from its current operations. However, as stated above, there can be no assurance that all such costs have been identified, or that there may not be some unforeseen cost which may have a material adverse effect on the Company's financial condition and results of operations. The Company anticipates that its 1998 expense relative to he Year 2000 issue will be approximately $100,000 and 1999 expense will be approximately $120,000.

Risk of Year 2000 Issues

To date, the Company has not identified any system which presents a material risk of failing to be Year 2000 compliant in a timely manner, or for which a suitable alternative cannot be implemented. However, as the Company progresses with its Year 2000 transition, systems or equipment may be identified which present a material risk of business interruption. Such disruption may include the inability to process customer accounting transactions, including deposits, withdrawals, loan payments and disbursements; the inability to reconcile and record daily activity; the inability to process loan applications or the track delinquencies; the inability to generate checks or to clear funds. In addition, if any of the Company's major borrowers should fail to achieve Year 2000 compliance, and should they experience a disruption of their own businesses, their ability to meet their obligations to the Company may be seriously impaired.

To the extent that the risks posed by the Year 2000 problem are pervasive in data processing and telecommunication services worldwide, or the extent that disruption of a power utility prevents the Company from gaining access to its systems, the Company cannot predict with certainty that it will remain materially unaffected by issues related to the Year 2000 problem, which are beyond the Company's control.

Contingency Plans

The Company is in the process of developing a contingency plan. The plan will identify components of mission critical applications which are judged, at some point prior to December 31, 1999, to be at risk of failure to achieve complete renovation, validation and implementation. The Contingency Plan will ensure that the company has sufficiently planned for unanticipated system failures at critical production dates before, on and after January 1, 2000.

The plan would be invoked if unanticipated Year 2000 problems occur in production, similar to Disaster Recovery Plans. Essentially, it requires that resources are planned for deployment to ensure that such an interruption does not threaten the viability of the Company. The Company will modify its current Disaster Recovery Plan to specifically address the special circumstances of a disruption due to a Year 2000 related component failure.

The discussion above contains certain forward-looking statements. Actual results may differ materially from the Company's expectations due to the nature and uncertainty of circumstances surrounding the Year 2000 problem. The Company may fail to identify systems that are not Year 2000 compliant, or the Company or other parties may fail to meet the dates and goals set above. If so, the extent and nature of efforts to then address those contingencies, to repair or replace the affected systems, the Company's ability to obtain qualified personnel, consultants or other resources and the success of those efforts cannot be stated with any degree to certainty.

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

Over the past year, the Company has begun to emphasize investment in mortgage-backed and mortgage-related securities with estimated average lives of three to seven years and to de-emphasize investment in U.S. Treasury securities, corporate and other debt securities. As a result, at September 30, 1998, mortgage-backed and mortgage-related securities and investment securities totaled 71.4% and 28.6% of total securities, respectively. The weighted average life of the Company's securities portfolio decreased to 7.2 years at September 30, 1998 from 7.5 years at June 30, 1998. This strategy has been accomplished primarily by investing funds from the maturity and sale of U.S. Treasury obligations and other debt securities into mortgage-backed and mortgage-related securities, primarily government agency pass-throughs and privately issued Collateralized Mortgage Obligations ("CMOs"). This strategy has, in part, resulted in the increase in the average yield of the Company's securities portfolio. It has also resulted in an decrease in the weighted average life of such portfolio, which could decrease the Bank's exposure to interest rate risk in a period of rising interest rates. In pursuing this strategy, the Company considered the relative stability of its core deposits.

At September 30, 1998, the Bank's estimated one-year "gap" position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a positive $156.1 million, representing a one-year interest sensitivity gap as a percentage of total assets of 9.2%. Accordingly, during a period of rising interest rates, the Bank, having a positive gap position, would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income or result in a decrease in interest income.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------
         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------
         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------
         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

On September 29, 1998, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three year terms, for the approval of the Richmond County Financial Corp. 1998 Stock-Based Incentive Plan and for the ratification of Ernst & Young LLP as the Company's independent auditors.

                                        Number of            Number of
                                          Votes                Votes
                                           For               Withheld
                                    -----------------     --------------

1.   Election of Directors

     James L. Kelley                   21,795,677            289,429

     T. Ronald Quinlan, Jr.            21,752,832            332,274

     Anthony E. Burke                  21,717,599            307,507

The Directors whose terms continued and the years their terms expire are as follows:

William C. Frederick, M.D. (1999); Maurice K. Shaw (1999); Godfrey H. Carstens, Jr. (2000); Robert S. Farrell (2000); Michael F. Manzulli (2000).

                                       Number of      Number of     Number of
                                         Votes          Votes         Votes
                                          For         Withheld      Abstaining
                                    --------------- ------------- --------------

2.   Approval of the Richmond
     County Financial Corp.
     1998 Stock-Based
     Incentive Plan                   14,613,963     1,843,916       209,946

                                       Number of      Number of     Number of
                                         Votes          Votes         Votes
                                          For         Withheld      Abstaining
                                    --------------- ------------- --------------

3.   Ratification of Ernst &
     Young LLP as the Company's
     independent auditors             21,838,771       123,791       122,544

ITEM 5.  OTHER INFORMATION
--------------------------
         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)  Exhibits
     --------

2.1 Plan of Conversion (including the Restated Organization Certificate and Stock Bylaws of Richmond County Savings Bank).*

2.2 Agreement and Plan of Merger, dated as of July 17, 1998, by and between Richmond County Financial Corp. and Ironbound Bankcorp, NJ.**

2.3 Agreement and Plan of Merger, dated as of July 19, 1998, by and between Richmond County Financial Corp. and Bayonne Bancshares, Inc.**

2.4 Amended and Restated Agreement and Plan of Merger, amended and restated as of October 14, 1998, by and between Richmond County Financial Corp. and Bayonne Bancshares, Inc.***

3.1  Certificate of Incorporation of Richmond County Financial Corp.*

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

10.9 Stock Option Agreement, dated July 19, 1998, by and between Bayonne Bancshares, Inc. and Richmond County Financial Corp.**

11.0 Statement re: Computation of Per Share Earnings.

27.0 Financial Data Schedule.

(b)  Report on Form 8-K
     ------------------

     The Company filed a Report on Form 8-K with the SEC on July 27, 1998 relating to the execution of a Merger Agreement by and between the Company and Bayonne Bancshares, Inc. as well as the execution of a Merger Agreement by and between the Company and Ironbound Bankcorp, NJ. In addition, the Company filed a Report on Form 8-K with the SEC on October 16, 1998 relating to the amendment to the Merger Agreement by and between the Company and Bayonne Bancshares, Inc.

* Incorporated by reference from the Form S-1 (Registration No. 333-37009), as amended, filed on October 2, 1997.

** Incorporated by reference from the Form 8-K (File No. 0-23271), filed with the SEC on July 27, 1998.

*** Incorporated by reference from the Form 8-K (File No. 0-23271), filed with the SEC on October 16, 1998.

                                 Exhibit Index
                                 -------------



                                                                          Page

11.0 Statement re:  Computation of Per Share Earnings..................    22

27.0 Financial Data Schedule

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        RICHMOND COUNTY FINANCIAL CORP.
                                 (Registrant)


Date:     November 13, 1998            By:  /s/ Michael F. Manzulli
                                            ------------------------------------
                                            Michael F. Manzulli
                                            Chairman of the Board and
                                            Chief Executive Officer


Date:     November 13, 1998            By:  /s/ Thomas R. Cangemi
                                            ------------------------------------
                                            Thomas R. Cangemi
                                            Senior Vice President, Chief
                                            Financial Officer and Secretary