Form 10-Q/A
period 1998-09-30
RICHMOND COUNTY FINANCIAL CORP
filed 1999-01-27
CIK 1046685

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-Q/A


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

                                  FORM 10-Q/A
                        RICHMOND COUNTY FINANCIAL CORP.
                                     INDEX
                                                                            Page

PART I.  FINANCIAL INFORMATION



ITEM 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations ..........................  9



Signature Page ............................................................ 21

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

State of Readiness

The Company has implemented a detailed Year 2000 Plan, according to the guidelines of the FFIEC, to evaluate the Year 2000 compliance of its computer systems and the equipment which supports the operation of the Company. The Company initiated formal communications with all of its service providers, vendors, major fund providers, major borrowers and companies with which it has material investments, to determine the extent to which it may be vulnerable to the inability of those parties to remediate their own Year 2000 issues. The Company has received formal communication from 100% of the service providers, vendors, major fund providers, major borrowers and companies contacted to provide Year 2000 compliance assurances.

The Company's vendor relationships cover a wide range of services which may or may not be subject to a contractual agreement. Where a contractual relationship exists between the Company and a provider of services, and the Company is exposed to potential liability due to a failure on the part of the vendor to provide the service, whether due to Year 2000 or some other issue, the vendor would necessarily be subject to a breach of contract suit. In order to minimize the risk of material loss or disruption of the Company's business due to an issue involving date sensitive processing, the Company has required all of these vendors to provide written assurances that they are proactively addressing Year 2000 issues within their operations. The Company has received written assurances from all of the 19 vendors it has contacted for Year 2000 compliance. A violation of such written assurances may constitute a breach of contract by such vendor, thereby allowing the Company to institute legal proceedings against such vendor. The Company can give no assurance as to either the circumstances under which it would institute such legal proceedings or the probable degree of success of such action. The Company is participating in testing all products and services from these vendors. Testing will be completed by April 15, 1999.

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

To mitigate credit risk the Company has contacted all of its unsecured commercial borrowers to survey their Year 2000 readiness in order to anticipate any potential exposure. The Company also surveys all new commercial borrowers for Year 2000 readiness. The Company has not contacted its largest dollar deposit customers to determine their readiness for Year 2000 because such customers comprise a small percentage of the Company's deposit base.

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

Contingency Plans

The Company has a contingency plan in operation as of November 1998 which it will update as necessary. The plan identifies components of mission critical applications which are judged, at some point prior to December 31, 1999, to be at risk of failure to achieve complete renovation, validation and implementation. The Contingency Plan will ensure that the Company has sufficiently planned for unanticipated system failures at critical production dates before, on and after January 1, 2000. The contingency plan was completed in November 1998. The Company's internal contingency committee meets monthly to monitor the plan and to monitor current testing of service providers. Any changes to be made to the contingency plan will be finalized upon completion of testing on April 15, 1999. The Company expects to complete its Year 2000 testing of all mission critical systems prior to any date of potential disruption.

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


                        RICHMOND COUNTY FINANCIAL CORP.
                                 (Registrant)


Date:     January 27, 1999            By:   /s/ Michael F. Manzulli
                                            ------------------------------------
                                            Michael F. Manzulli
                                            Chairman of the Board and
                                            Chief Executive Officer


Date:     January 27, 1999            By:   /s/ Thomas R. Cangemi
                                            ------------------------------------
                                            Thomas R. Cangemi
                                            Senior Vice President, Chief
                                            Financial Officer and Secretary