Form 10-Q
period 1998-12-31
RICHMOND COUNTY FINANCIAL CORP
filed 1999-02-16
CIK 1046685

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998    Commission File No. 0-23271


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

                           Yes  X       No ________
                              -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of February 10, 1999, there were 23,888,273 shares of the common stock outstanding.

                                   FORM 10-Q
                        RICHMOND COUNTY FINANCIAL CORP.
                                     INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
at December 31, 1998 and June 30, 1998...................................     3

Consolidated Statements of Operations
for the three and six months ended December 31, 1998 and 1997............     4

Consolidated Statement of Changes in Stockholders' Equity
for the six months ended December 31, 1998...............................     5

Consolidated Statements of Cash Flows
for the six months ended December 31, 1998 and 1997......................     6

Notes to Unaudited Consolidated Financial Statements.....................     7

ITEM 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations.........................    11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk......    22


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...............................................    23

ITEM 2. Changes in Securities and Use of Proceeds........................    23

ITEM 3. Defaults Upon Senior Securities..................................    23

ITEM 4. Submission of Matters to a Vote of Security Holders..............    23

ITEM 5. Other Information................................................    23

ITEM 6. Exhibits and Reports on Form 8-K.................................    23

Exhibit Index............................................................    25

Signature Page...........................................................    26

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

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (In Thousands, Except Share and Per Share Amounts)

                                                                              December 31,         June 30,
                                                                                  1998              1998
                                                                             ---------------    --------------
                                                                               (Unaudited)
                                    ASSETS
Cash and due from banks                                                           $  25,479          $ 31,884
Federal funds sold                                                                   48,150            26,000
Securities available for sale:
     Investment securities                                                          209,510           238,890
     Mortgage-backed and mortgage-related securities                                538,654           604,304
Loans receivable:
     Real estate loans                                                              864,357           623,293
     Other loans                                                                     15,670            28,452
     Less allowance for loan losses                                                  (8,486)           (7,276)
                                                                             ---------------    --------------
Total loans receivable, net                                                         871,541           644,469
Federal Home Loan Bank stock                                                         23,095            15,550
Banking premises and equipment, net                                                  14,404            13,094
Accrued interest receivable                                                          10,193             9,827
Other real estate owned                                                                 284               322
Net deferred tax assets                                                              11,130             8,708
Other assets                                                                          3,893             2,796
                                                                             ---------------    --------------

          TOTAL ASSETS                                                           $1,756,333        $1,595,844
                                                                             ===============    ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                                   $ 131,446         $ 121,646
Savings, N.O.W & Money market accounts                                              512,666           503,814
Certificates of deposit                                                             348,849           325,348
                                                                             ---------------    --------------
          Total deposits                                                            992,961           950,808
Borrowings from the Federal Home Loan Bank                                          450,000           306,000
Accrued expenses & other liabilities                                                 10,409            10,441
                                                                             ---------------    --------------
          Total liabilities                                                       1,453,370         1,267,249

                               STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                 -                 -
Common stock, $.01 par value, 75,000,000 shares authorized; 26,423,550
   shares issued; 25,492,550 and 26,423,550 shares outstanding, respectively            264               264
Additional paid-in-capital                                                          254,259           254,307
Retained earnings-substantially restricted                                          112,078           103,760
Unallocated common stock held by
    Employee Stock Ownership Plan ("ESOP")                                          (32,842)          (33,706)
Unearned compensation MRP-1998                                                      (15,581)                -
Treasury stock, at cost (931,000 shares at December 31, 1998)                       (15,709)                -
Accumulated other comprehensive income:
Net unrealized gain on securities available for sale, net of tax                        494             3,970
                                                                             ---------------    --------------
          Total stockholders' equity                                                302,963           328,595
                                                                             ---------------    --------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $1,756,333        $1,595,844
                                                                             ===============    ==============

    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, Except Share and Per Share Amounts)

                                                                      FOR THE                         FOR THE
                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                   DECEMBER 31,                    DECEMBER 31,
                                                           ------------------------------   ----------------------------
                                                                    (Unaudited)                     (Unaudited)
                                                               1998            1997            1998            1997
                                                           -------------   --------------   ------------    ------------
INTEREST INCOME:
   Loans                                                      $  16,033         $ 10,788      $  29,761       $  21,107
   Debt and equity securities                                     4,206            3,420          8,535           6,892
   Mortgage-backed and mortgage-related securities                8,825            4,519         18,079           8,340
   Federal funds sold and interest-earning bank balances             78              184            429             326
                                                           -------------   --------------   ------------    ------------
       Total interest income                                     29,142           18,911         56,804          36,665
                                                           -------------   --------------   ------------    ------------

INTEREST EXPENSE:
   Deposits                                                       7,902            7,641         15,872          15,160
   Borrowed funds                                                 5,729              713         10,358             790
                                                           -------------   --------------   ------------    ------------
       Total interest expense                                    13,631            8,354         26,230          15,950
                                                           -------------   --------------   ------------    ------------
   Net interest income                                           15,511           10,557         30,574          20,715
   Provision for loan losses                                        600              450          1,350             900
                                                           -------------   --------------   ------------    ------------
   Net interest income after provision for loan losses           14,911           10,107         29,224          19,815
                                                           -------------   --------------   ------------    ------------

NON-INTEREST INCOME:
   Fee income                                                     1,090              826          2,023           1,644
   Net gain on sale of securities and loans                       1,614               78          2,523              73
   Other                                                              8               (1)            10               3
                                                           -------------   --------------   ------------    ------------
       Total non-interest income                                  2,712              903          4,556           1,720
                                                           -------------   --------------   ------------    ------------

NON-INTEREST EXPENSE:
   Salaries and employee benefits                                 4,786            2,873          8,971           5,332
   Occupancy costs                                                  721              662          1,631           1,453
   Computer service fees                                            834              713          1,640           1,382
   Advertising                                                      394              439            841             592
   Amortization of deposit premium                                   79               78            157             157
   FDIC insurance premiums                                           38               39             77              77
   Other                                                            948              848          2,115           1,614
                                                           -------------   --------------   ------------    ------------
       Total non-interest expense                                 7,800            5,652         15,432          10,607
                                                           -------------   --------------   ------------    ------------

   Income before income taxes                                     9,823            5,358         18,348          10,928
   Provision for income taxes                                     3,803            2,547          6,974           5,264
                                                           -------------   --------------   ------------    ------------

NET INCOME                                                    $   6,020         $  2,811      $  11,374        $  5,664
                                                           =============   ==============   ============    ============

EARNINGS PER SHARE:
              Basic                                           $    0.26              N/A      $    0.48             N/A
              Diluted                                         $    0.26              N/A      $    0.48             N/A

    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              (In Thousands, Except Share and Per Share Amounts)

                                                                                       UNALLOCATED
                                                           RETAINED      ACCUMULATED     COMMON
                                             ADDITIONAL    EARNINGS-        OTHER         STOCK     UNALLOCATED  TREASURY
                                     COMMON   PAID-IN-   SUBSTANTIALLY  COMPREHENSIVE    HELD BY        MRP       STOCK,
                                      STOCK    CAPITAL    RESTRICTED       INCOME         ESOP        SHARES     AT COST   TOTAL
                                     ------  ----------  -------------  -------------  -----------  -----------  --------  --------
BALANCE AT JUNE 30, 1998             $  264  $254,307    $  103,760      $    3,970    $ (33,706)    $        -  $      -  $328,595

Comprehensive income:
   Net income                             -         -        11,374               -            -              -         -    11,374
   Other comprehensive income,
     net of tax                           -         -             -               -            -              -         -         -
   Net unrealized loss on
     certain securities, net of tax       -         -             -          (3,476)           -              -         -    (3,476)
                                                                                                                           --------
Comprehensive income                                                                                                          7,898
                                                                                                                           --------
Purchase of MRP shares                    -         -             -               -            -        (16,118)        -   (16,118)
Allocation from shares purchased
     with loan to ESOP                    -       (48)            -               -          864              -         -       816
Common stock repurchased
     (931,000 shares)                     -         -             -               -            -              -   (15,709)  (15,709)
Amortization of MRP shares                -         -             -               -            -            537         -       537
Cash dividends paid on
     common stock                         -         -        (3,056)              -            -              -         -    (3,056)
                                     ------  ----------  -------------  -------------  -----------  -----------  --------  --------
BALANCE AT DECEMBER 31, 1998         $  264  $254,259    $  112,078      $      494    $ (32,842)    $  (15,581) $(15,709) $302,963
                                     ======  ==========  =============  =============  ===========  ===========  ========  ========

    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                               For The
                                                                                          Six Months Ended
                                                                                            December 31,
                                                                                     ----------------------------
                                                                                             (Unaudited)
                                                                                        1998             1997
                                                                                     -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $ 11,524          $ 3,905

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in loans receivable, net                                                 (241,615)         (31,209)
     Loans purchased                                                                     (1,500)         (12,880)
     Loans sold                                                                          15,300                -
     Investment securities held to maturity:
          Maturities and redemptions                                                          -           49,377
     Investment securities available for sale:
          Sales and redemptions                                                          54,270            1,195
          Purchases                                                                     (28,865)         (35,496)
     Mortgage-backed and mortgage-related securities held to maturity:
          Maturities                                                                          -           33,370
          Principal collected                                                                 -           22,337
     Mortgage-backed and mortgage-related securities available for sale:
          Calls and redemptions                                                          21,656            2,797
          Principal collected                                                           132,600            5,877
          Purchases                                                                     (89,599)        (130,532)
     Purchases of Federal Home Loan Bank of New York stock                               (7,545)          (1,276)
     Net addition to banking premises and equipment                                      (1,885)            (623)
     Proceed from sales of other real estate owned                                          134              101
                                                                                     -----------      -----------
               Net cash used in investing activities                                   (147,049)         (96,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                                            42,153           26,508
     Increase in securities sold under repurchase agreements                                  -           55,700
     Increase in borrowings from the Federal Home Loan Bank                             144,000           14,000
     Cash dividends paid on common stock                                                 (3,056)               -
     Purchase of MRP - 1998 shares                                                      (16,118)               -
     Purchase of treasury shares                                                        (15,709)               -
                                                                                     ------------     -----------
               Net cash provided by financing activities                                151,270           96,208
                                                                                     -----------      -----------

     Net increase in cash and cash equivalents                                           15,745            3,151
     Cash and cash equivalents at beginning of period                                    57,884           32,543
                                                                                     -----------      -----------
     Cash and cash equivalents at end of period                                        $ 73,629         $ 35,694
                                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest on deposits and borrowed funds                                           $ 25,716         $ 15,460
     Income taxes                                                                         7,420            4,294

NON-CASH INVESTING ACTIVITIES:
     Additions to other real estate owned, net                                               90         $    365
     Net (decrease) increase in unrealized gains on available for sale investments       (5,893)           1,737

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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

2. EARNINGS PER SHARE
   ------------------

Basic earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated using the same method as basic earnings per common share, but reflects the potential dilution of common stock equivalents. In accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers' Accounting for Employee Stock Option Plans", ESOP shares that have not been allocated to participants' accounts or are not committed to be released for allocation, are not considered outstanding for the earnings per share calculations. Basic and diluted weighted average common shares outstanding were 23,426,288 and 23,120,009 shares, respectively, for the second quarter of fiscal 1999. For the six months ended December 31, 1998, basic and diluted weighted average common shares outstanding were 23,888,753 and 23,620,501 shares, respectively.

3. CONVERSION TO STOCK FORM OF OWNERSHIP
   -------------------------------------

On July 31, 1997, the Board of Trustees of the Bank unanimously adopted a Plan of Conversion whereby the Bank would convert from a New York State-chartered mutual bank to a New York State-chartered stock institution with the concurrent formation of a holding company, Richmond County Financial Corp. (the "Conversion").

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

4. EMPLOYEE STOCK OWNERSHIP PLAN
   -----------------------------

In connection with the Conversion, the Bank implemented the ESOP, a tax-qualified plan designed to invest primarily in the Company's common stock. The ESOP will provide eligible employees with the opportunity to receive a Bank-funded retirement benefit based primarily on the value of the Company's common stock. All eligible employees of the Bank and its affiliates, including the Company, as of the effective date of the Conversion, may participate in the ESOP. Subsequent to the Conversion, all eligible employees of the Bank and its affiliates, including the Company, may participate in the ESOP upon the age of 21 and the completion of one year of service. Subsequent to the Conversion, the ESOP purchased, through a $34.6 million loan from the Company, 8%, or 2,113,884 shares of common stock in the open market. The term of the ESOP loan will be 20 years and will be primarily repaid with contributions from the Bank to the ESOP. The Company recognizes compensation expense attributable to its ESOP over the year based upon the estimated number of ESOP shares to be allocated each December 31st. The amount of compensation expense recorded is equal to the estimated number of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. For the three and six months ended December 31, 1998, compensation expense attributable to the ESOP was $402,900 and $815,600, respectively.

5. STOCK-BASED INCENTIVE PLANS
   ---------------------------

At the annual meeting of the shareholders held on September 29, 1998, the shareholders approved the 1998 Stock-Based Incentive Plan ("Incentive Plan") authorizing the granting of options to purchase common stock of the Company ("Options") and awards of shares of common stock ("Stock Awards") and certain related rights (collectively referred to as "Awards"). Subject to certain adjustments to prevent dilution of Awards to participants, the maximum number of shares reserved for Awards under the Incentive Plan is 3,699,297 shares, consisting of 2,642,355 shares reserved for Options, which will primarily vest over a five year period and which must be exercised no more than ten years from the date of grant and 1,056,942 shares reserved for Stock Awards, which will primarily vest over a five year period. All employees and outside Directors of the Company and its affiliates, including the Bank, are eligible to receive Awards under the Incentive Plan. The Incentive Plan is administered by a committee (the "Committee") consisting of members of the Company who are not employees of the Company or its affiliates.

The Company contributed $16.1 million, during the second quarter of fiscal 1999, to the Incentive Plan to enable the Incentive Plan to purchase 1,056,942 shares of the Company's common stock to be awarded. This contribution represents deferred compensation which is initially recorded as a reduction to stockholders' equity and ratably charged to compensation expense over the vesting period of the awards. The Committee established October 20, 1998 as the Incentive Plan's effective grant date and 1,053,554 shares were awarded to outside directors and employees of the

Company, at the fair value of $14.25 per share on the date of grant. For the six month period ended December 31, 1998, compensation expense attributable to the Incentive Plan was approximately $537,000.

Options granted under the Incentive Plan are either non-statutory stock options or incentive stock options. Each Option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value on the date of grant. On October 20, 1998, the Committee issued options of 2,602,385 shares, at the fair value of $14.25 per share on the date of grant. The granting of these options did not affect the Company's consolidated results of operations for the six months ended December 31, 1998 or the Company's consolidated statement of financial condition at December 31, 1998.

6. COMPREHENSIVE INCOME
   --------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from net worth and additional paid-in capital in the equity section of a statement of financial condition. The Company adopted SFAS No. 130 in the first quarter of fiscal 1999. All comparative financial statements provided for earlier periods have been restated to reflect application of the provisions. As the requirements of SFAS No. 130 are solely disclosure related, its implementation had no affect on the Company's consolidated financial condition or results of operations.

7. RECENT DEVELOPMENTS
   -------------------

On January 20, 1999, the Company announced that its Board of Directors declared a quarterly cash dividend of eight cents ($0.08) per common share. The dividend is payable on February 25, 1999 to shareholders of record as of February 10, 1999.

On July 20, 1998, the Company and Bayonne Bancshares, Inc. ("Bayonne") entered into a definitive agreement pursuant to which Bayonne, the holding company of First Savings Bank of New Jersey, SLA, a New Jersey chartered savings and loan association with four full service banking offices located in Bayonne, New Jersey, will merge with and into the Company. Under the terms of the agreement, the Company will issue 1.05 shares of its common stock for each outstanding share of Bayonne common stock. On October 14, 1998, the Company and Bayonne formally amended the original agreement entered into by the parties to eliminate certain provisions relating to pooling-of-interest accounting as a condition to the completion of the merger so that the merger could be accounted for as a purchase accounting transaction. The merger is subject to the approval of the shareholders of each company as well as certain regulatory approvals. Meetings for each company's shareholders to approve and adopt the merger agreement will be held on February 25, 1999. The merger is expected to be completed in the first quarter of calendar year 1999.

On July 17, 1998, the Company and Ironbound Bankcorp, NJ ("Ironbound") entered into a definitive agreement pursuant to which Ironbound, the holding company of Ironbound Bank, a New Jersey chartered commercial bank with three full service commercial banking offices located in the New Jersey counties of Union and Essex, will merge with and into the Company. Under the terms of the agreement, the Company will issue 1.45 shares of its common stock for each outstanding share of Ironbound common stock. The merger is subject to the approval of Ironbound shareholders as well as certain regulatory approvals. A meeting of Ironbound's shareholders to approve and adopt the merger agreement will be held on February 25, 1999. The merger is expected to be completed in the first quarter of calendar year 1999.

The combined mergers will create a financial institution with approximately $2.5 billion in total assets and approximately $1.5 billion in deposits.

8. SUBSEQUENT EVENT
   ----------------

On February 1, 1999, the Company announced that it has completed its previously announced initial stock repurchase plan. The Company repurchased 1,321,177 shares of its common stock, par value $.01 per share, in open market transactions at an aggregate cost of approximately $22.1 million.

The Company also announced that it has received approval from the Superintendent of the New York State Banking Department to repurchase an additional 1,255,119 shares, or 5% of the Company's outstanding common stock prior to February 18, 1999, the first anniversary of Richmond County Savings Bank's conversion to stock form. The repurchase will be made in unsolicited purchases pursuant to the federal securities laws relating to activities by issuers having a distribution, subject to the availability of stock, acceptable pricing of the stock and such timing limitations as may be applicable.

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

FINANCIAL CONDITION

Total assets increased by $160.5 million, or 10.1%, from $1.6 billion at June 30, 1998 to $1.8 billion at December 31, 1998. The increase in overall assets was primarily due to an overall increase in net loans of $227.1 million, or 35.2%, and an increase in federal funds sold of $22.2 million, offset in part by a decrease of $87.5 million in investment and mortgage-backed and mortgage-related securities. These increases were primarily due to an increase of $144.0 million in advances received from the Federal Home Loan Bank ("FHLB") and a net increase in overall deposits of $42.2 million.

Mortgage-backed and mortgage-related securities decreased by $65.7 million, or 10.9%, from $604.3 million at June 30, 1998 to $538.7 million at December 31, 1998. Investment securities at December 31, 1998 totaled $232.6 million, a decrease of $21.8 million, or 8.6%, compared to $254.4 million at June 30, 1998.

The Bank continues to experience increased loan growth, and for the six months ended December 31, 1998, gross loans receivable increased by $228.3 million, or 35.0% on an non-annualized basis, to $880.0 million, compared to $651.7 million at June 30, 1998. The substantial increase in gross loans was due primarily to originations of $287.8 million generated during the first half of fiscal 1999, offset by scheduled amortization and prepayments of $47.0 million and the sale of $15.3 million of student loans. Loan originations during the first half of fiscal 1999 were primarily comprised of multifamily and one-to-four family mortgage loans. Multifamily mortgage loan originations for the first half of fiscal 1999 totaled $126.7 million, bringing the total multifamily loan portfolio to $177.0 million, or 20.1% of gross loans at December 31, 1998. Total one-to-four family loan production during the first half of fiscal 1999 was $129.3 million.

Total liabilities at December 31, 1998 were $1.5 billion, an increase of $186.1 million, or 14.7%, from $1.3 billion at June 30, 1998. Total deposits increased by $42.2 million, or 4.4%, from $950.8 million at June 30, 1998 to $993.0 million at December 31, 1998. The Bank's "core" deposits increased by $18.7 million, or 3.0%, at December 31, 1998 to $644.1 million, from $625.5 million at June 30, 1998. The increase in the Bank's "core" deposits was primarily attributable a $9.8 million increase in demand deposits. The Bank also experienced an increase of $23.5 million, or 7.2%, in certificates of deposit from $325.3 million at June 30, 1998 to $348.8 million at

December 31, 1998. The increase in certificates of deposit was primarily attributable to increased marketing of such deposit products.

Additionally, the Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at December 31, 1998, the Bank had total borrowings of $450.0 million, all of which were in the form of advances from the FHLB. The Bank had borrowings of $306.0 million at June 30, 1998. The Bank may increase its levels of borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Total stockholders' equity decreased by $25.6 million to $303.0 million at December 31, 1998 from $328.6 million at June 30, 1998. The decrease was primarily due to the $16.1 million reduction as a result of the issuance of grants under the recently adopted Management Recognition and Retention Plans ("MRP"), the repurchase of 931,000 shares of the Company's common stock, at an aggregate cost of $15.7 million, cash dividends paid of $3.1 million for the six months ended December 31, 1998 and a $3.5 million decrease in net unrealized gain on securities available-for-sale, net of tax. These decreases were partially offset by the first half of fiscal 1999 earnings of $11.4 million and the amortization of unallocated and unearned shares of common stock held by the Company's stock-related benefit plans.

NON-PERFORMING ASSETS

Non-performing loans totaled $3.1 million, or 0.4% of total loans at December 31, 1998, as compared to $5.5 million, or 0.9% of total loans, at June 30, 1998. At December 31, 1998, the Bank's real estate owned net, consisted of foreclosed assets totaling $284,000, which at such date was comprised of 1 one- to four-family property and one vacant commercial lot.

At December 31, 1998, the Bank had $1.8 million of assets designated as "Substandard", consisting of 8 loans, no assets classified as "Doubtful", and no assets classified as "Loss", respectively. At December 31, 1998, the Bank had $1.3 million of assets designated "Special Mention", consisting of 16 loans, which were designated "Special Mention" due to past loan delinquencies.

Non-accrual loans totaled $3.1 million as of December 31, 1998, which primarily included 16 one- to four-family loans, with an aggregate balance of $1.6 million and three non-residential loans totaling $1.5 million of which one loan is a $1.1 million commercial mortgage on a mixed-use property in Staten Island, New York. The loan is secured by the property, which was last appraised in December 1996 for $1.4 million.

For the six months ended December 31, 1998, the Company's loan loss provision was $1.4 million as compared to $900,000 for the prior year's period. The Company's allowance for loan losses totaled $8.5 million at December 31, 1998 and $7.3 million at June 30, 1998, which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 273.7% and 1.0%, respectively, and 134.6% and 1.1%, respectively. The Company continues to increase its overall loan loss reserves after analyzing non-performing loans as well as the need to increase its general valuation allowances due to the increase in lending of all loan products. Management believes the allowance for loan losses at December 31, 1998 is adequate and sufficient reserves are presently maintained to cover potential losses. For the quarter and six months ended December 31, 1998, the Company experienced net charge-offs of $35,000 and $140,000, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

General. The Company reported net income of $6.0 million, or diluted earnings per share of $0.26 for the second quarter ended December 31, 1998, an increase of $3.2 million, or 114.2% from the $2.8 million reported for the same period last year. Core earnings for the quarter ended December 31, 1998 increased 83.5% to a record $5.1 million, or core diluted earnings per share of $0.22, compared to $2.8 million reported in the second quarter of fiscal 1998. Core earnings excludes net gains on sales of securities and loans of $1.6 million for the quarter ended December 31, 1998. Per share amounts are not applicable to the 1997 results, due to the Company's recent conversion to a public company.

Interest Income. The Company reported total interest income of $29.1 million for the quarter ended December 31, 1998, representing an increase of $10.2 million, or 54.1%, as compared to the same period in 1997. The increase in interest income was primarily attributable to the growth in average interest-earning assets of $635.9 million, offset in part, by a 40 basis point decrease in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of utilizing the net conversion proceeds and an increase in borrowed funds to fund growth in the mortgage loan and securities portfolios.

Interest income on loans increased $5.2 million, or 48.6%, to $16.0 million for the three month period ended December 31, 1998, as compared to the $10.8 million reported for the comparable period in 1997. This increase was the result of growth in the average balance of real estate loans outstanding primarily due to increased originations of multifamily, one- to four-family real estate loans and commercial real estate loans. The average yield on the overall loan portfolio decreased 50 basis points from 8.1% for the three months ended December 31, 1997, to 7.6% for the same period in 1998.

Interest income on debt and equity securities increased $786,000, or 23.0%, from $3.4 million for the three months ended December 31, 1997, to $4.2 million for the same period in 1998.

Interest income on mortgage-backed and mortgage-related securities increased $4.3 million, or 95.3%, from $4.5 million for the three month period ended December 31, 1997, to $8.8 million for the three month period ended December 31, 1998. This increase was primarily due to an increase in the average balance of mortgage-backed and mortgage-related securities of $301.8 million, resulting from the restructuring of the securities portfolio, the investment of net conversion proceeds and the investment of borrowed funds. The increase in such securities reflects management's recent revision to its securities investment strategy, whereby it has decreased its emphasis on debt securities by investing funds from the maturity and sale of debt securities into mortgage-backed and mortgage-related securities. The yield on the mortgage-backed and mortgage-related securities decreased by 77 basis points, due primarily to the lower rate environment for new purchases and the repricing of adjustable rate securities purchased in prior periods.

Interest Expense. Interest expense increased $5.3 million, or 63.2%, from $8.4 million for the three month period ended December 31, 1997, to $13.6 million for the three month period ended December 31, 1998. Interest expense on deposits increased $261,000, or 3.4%, from $7.6 million for the three month period ended December 31, 1997, to $7.9 million for the three month period ended December 31, 1998. The increase is a result of a $52.4 million increase in the average balance of interest-bearing deposits, primarily attributable to a $32.4 million increase in the average balance of certificates of deposit and a $16.9 million increase in the average balance of savings deposit accounts. This increase can mainly be attributable to the Bank's strategy of attracting more certificates of deposit through additional certificate of deposit products and the related marketing of commercial deposit accounts.

Interest expense on borrowed funds was $5.7 million and $713,000 for the quarter ended December 31, 1998 and 1997, respectively. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. The Bank may increase its levels of borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread. Consequently, the average cost of the Bank's interest-bearing liabilities increased from 3.92% for the three month period ended December 31, 1997, to 4.23% for the three month period ended December 31, 1998.

Provision for Loan Losses. The Bank's provision for loan losses was $600,000 for the three month period ended December 31, 1998, compared to $450,000 for the three month period ended December 31, 1997. The second quarter fiscal 1999 provision was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, as well as the overall level of non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover potential loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one- to four-family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

Non-Interest Income. Exclusive of net gains and losses from the sales of securities and loans, non-interest income for the three month period ended December 31, 1998, increased $273,000, or 33.1%, to $1.1 million from $825,000 for the same period in 1997. The increased level of non-interest income is primarily due to an overall increase in deposit fee income. In particular, during the second quarter of fiscal 1999, the Bank instituted a charge to non-Bank customers (i.e. foreign customers), for the use of the Bank's ATM facilities. Net gains reported for the three month period ended December 31, 1998 were primarily due to net gains of $1.6 million from the sale of equity and investment securities, and $46,000 of net gains realized from the sale of the Bank's student loan portfolio.

Non-Interest Expense. Non-interest expense for the second quarter of fiscal 1999 increased $2.1 million, or 38.0%, as compared to $5.7 million reported for the same period of fiscal 1998. The increase in non-interest expense was primarily due to increases in compensation and employee benefits, including senior management additions, compensation costs associated with the establishment of the Bank's new Multifamily Lending Department and the addition of the Employee Stock Ownership Plan and the Management Recognition and Retention Plan. In addition, the Bank expects non-interest expense to increase in future periods as a result of the Bank's opening of a public accommodation office and the anticipation of opening two new full-service branches in fiscal 1999.

Income taxes. The Company's effective consolidated tax rate for the three month period ended December 31, 1998 was 38.7% as compared to 47.5% reported for the comparable period last year. The reduction of the Company's effective tax rate is primarily due to the Bank's utilization of various tax planning strategies.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997

General. The Company reported net income of $11.4 million, or diluted earnings per share of $0.48 for the six month period ended December 31, 1998, an increase of $5.7 million, or 100.8% as compared to the $5.7 million reported for the same period last year. Core earnings for the six months ended December 31, 1998 increased 77.2% to a record $10.0 million, or core diluted earnings per share of $0.42, as compared to $5.6 million reported in the comparable six month period in the prior year. Core earnings excludes net gains on sales of securities and loans of $2.5 million for six months ended December 31, 1998. Per share amounts are not applicable to the 1997 results, due to the Company's recent conversion to a public company.

Interest Income. The Company reported total interest income of $56.8 million for the six months ended December 31, 1998, representing an increase of $20.1 million, or 54.9%, as compared to the same period in 1997. The increase in interest income was primarily attributable to the growth in average interest-earning assets of $615.9 million, offset in part by a 36 basis point decrease in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of utilizing the net conversion proceeds and an increase in borrowed funds to fund growth in the mortgage loan and securities portfolios.

Interest income on loans increased $8.7 million, or 41.0%, to $29.8 million for the six months ended December 31, 1998, as compared to the $21.1 million reported for the comparable period in 1997. This increase was the result of growth in the average balance of real estate loans outstanding, primarily due to increased originations of multifamily loans, one-to-four family and commercial real estate loans. The average yield on the overall loan portfolio decreased to 7.62% from 8.04% for the six months ended December 31, 1998 and 1997, respectively.

Interest income on debt and equity securities increased $1.6 million, or 23.8%, from $6.9 million for the six months ended December 31, 1997 to $8.5 million for the same period in 1998.

Interest income on mortgage-backed and mortgage-related securities increased $9.7 million, or 116.8%, from $8.3 million for the six month period ended December 31, 1997, to $18.1 million for the six month period ended December 31, 1998. This increase was primarily due to an increase in the average balance of mortgage-backed and mortgage-related securities of $325.6 million, resulting from the restructuring of the securities portfolio, the investment of net conversion proceeds and the investment of borrowed funds. The increase in such securities reflects management's recent revision to its securities investment strategy, whereby it has decreased its emphasis on debt securities by investing funds from the maturity and sale of debt securities into mortgage-backed and mortgage-related securities. The yield on the mortgage-backed and mortgage-related securities decreased by 68 basis points due to the lower rate environment for new purchases and the repricing of adjustable rate securities purchased in prior periods.


Interest Expense. Interest expense increased $10.3 million, or 64.5%, from $16.0 million for the six month period ended December 31, 1997, to $26.2 million for the six month period ended December 31, 1998. Interest expense on deposits increased $712,000, or 4.7%, from $15.2 million for the six month period ended December 31, 1997, to $15.9 million for the six month period ended December 31, 1998. The increase is a result of a $45.0 million increase in the average balance of interest-bearing deposits, primarily attributable to a $30.6 million increase in the average balance of certificates of deposit and a $12.2 million increase in the average balance of savings deposit accounts. This increase can mainly be attributable to the Bank's strategy of attracting more certificates of deposit through additional certificate of deposit products and related marketing of commercial deposit accounts.

Interest expense on borrowed funds was $10.4 million and $790,000 for the six month period ended December 31, 1998 and 1997, respectively. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. The Bank may increase its utilization of borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread. Consequently, the average cost of the Bank's interest-bearing liabilities increased from 3.84% for the six month period ended December 31, 1997 to 4.25% for the six month period ended December 31, 1998.

Provision for Loan Losses. The Bank's provision for loan losses was $1.4 million for the six month period ended December 31, 1998, as compared to $900,000 for the six month period ended December 31, 1997. The provision for the six month period ended December 31, 1998, was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, as well as the overall level of non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover future loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one- to four-family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

Non-Interest Income. Exclusive of net gains and losses from the sales of securities and loans, non-interest income for the six month period ended December 31, 1998, increased $386,000, or 23.4%, to $2.0 million from $1.6 million for the same period in 1997. The increased level of non-interest income is primarily due to an overall increase in deposit fee income. In particular, during the second quarter of fiscal 1999, the Bank instituted a charge to non-Bank customers (i.e. foreign customers), for the use of the Bank's ATM facilities. Net gains reported for the six month period ended December 31, 1998 were primarily due to net gains of $2.1 million from the sale of equity and investment securities, and $442,000 of net gains realized from the sale of the Bank's student loan portfolio.

Non-Interest Expense. Non-interest expense totaled $15.4 million for the six months ended December 31, 1998, an increase of $4.8 million, or 45.5%, as compared to $10.6 million reported for the same periods in fiscal 1997. The increase in non-interest expense was primarily due to increases in compensation and employee benefits, including senior management additions, compensation costs associated with the establishment of the Bank's new Multifamily Lending Department and the addition of the Employee Stock Ownership Plan and the Management

Recognition and Retention Plan. In addition, the Bank expects non-interest expense to increase in future periods as a result of the Bank's opening of a public accommodation office and the anticipation of opening two new full-service branches in fiscal 1999.

Income taxes. The Company's effective consolidated tax rate for the six month period ended December 31, 1998, was 38.0% as compared to 48.2% reported for the comparable period in 1997. The reduction of the Company's effective tax rate is primarily due to the Bank's utilization of various tax planning strategies.

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

The primary investing activities of the Bank are the origination of primarily residential one- to four-family, multifamily and, to a lesser extent, commercial real estate, construction and development and other loans and the purchase of mortgage-backed and mortgage-related and investment securities. During the three and six month periods ended December 31, 1998 and 1997, the Bank's loan originations totaled $118.9 million, $286.3 million, $32.5 million and $71.2 million, respectively. Purchases of mortgage-backed, mortgage-related and investment securities totaled $55.6 million, $126.0 million, $97.2 million, and $167.3 million for the three and six month periods ended December 31, 1998 and 1997, respectively. These activities were funded primarily by deposit growth and principal repayments and prepayments on loans, mortgage-backed and mortgage-related securities and investment securities, and advances from the FHLB and the net proceeds received from the Conversion. As of December 31, 1998, the Bank experienced a net increase in total deposits of $42.2 million, or 4.4%, as compared to the $950.8 million at June 30, 1998. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors and the Bank and other factors.

The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through repurchase agreements and advances from the FHLB. The Bank has recently begun to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at December 31, 1998, the Bank had total borrowings of $450.0 million, all of which were in the form of advances from the FHLB. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's average cost of funds.

Loan commitments totaled $127.9 million at December 31, 1998, were comprised of $46.5 million in one- to four-family loan commitments, $14.7 million in multifamily loan commitments, $6.8 million in commercial real estate loan commitments, $38.5 million in construction loan commitments, $10.0 million in commercial loan commitments and $11.4 million in home equity loan commitments. In addition, management estimates that an increased level of loan commitments will arise as a result of the most recent formation of the Bank's Multifamily Lending Division established in the fourth quarter of fiscal 1998. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in less than one year from December 31, 1998, totaled $240.2 million. Based upon past experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 1998, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $198.1 million, or 11.9% of adjusted assets, which is above the required level of $66.4 million, or 4.0% of adjusted assets and risk-based capital of $206.6 million, or 12.4% of adjusted assets, which is above the required level of $132.7 million, or 8.0%.

The Company's most liquid assets are cash, due from banks and federal funds sold. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1998, cash and due from banks and federal funds sold totaled $73.6 million, or 4.2% of total assets.

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

STATE OF READINESS

The Company has implemented a detailed Year 2000 Plan, according to the guidelines of the FFIEC, to evaluate the Year 2000 compliance of its computer systems and the equipment which supports the operation of the Company. The Company initiated formal communications with all of its service providers, vendors, major fund providers, major borrowers and companies with which it has material investments, to determine the extent to which it may be vulnerable to the inability of those parties to remediate their own Year 2000 issues. The Company has received formal communication from 100% of the service providers, vendors, major fund providers, major borrowers and companies contracted to provide Year 2000 compliance assurances.

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

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing generally. The Company utilizes a combination of in house and service bureau applications, with the bulk of customers account processing being handled by a leading national vendor of data processing services for financial institutions. The Company has received assurances that this service provider has completed its internal remediation of programs, and has substantially completed its remediation of issues related to interdependencies with other parties. However, these assurances are not guarantees and may not be enforceable. The vendor has provided the Company with a Year 2000 compliant version of its system. The Company has been participating with the service provider, in the testing of both direct and indirect services which commenced in November 1998, and will continue through the first quarter of 1999.

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

The Company believes it has developed an effective plan to address the Year 2000 problem and based on available information and the steps taken to date, its Year 2000 transition will not have a material effect on its business, operations or financial results. However, the Company has no control over the progress of third parties in addressing their own Year 2000 issues. If the necessary changes are not effected or are not completed in a timely manner, or if unanticipated problems arise, there may be a material impact on the Company's financial condition and results of operations.

COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

The Company's cost to achieve Year 2000 compliance are not expected to have a material financial impact on the Company. The Company intends to fund such costs from its current operations. However, as stated above, there can be no assurance that all such costs have been identified, or that there may not be some unforeseen cost which may have a material adverse effect on the Company's financial condition and results of operations. The Company's 1998 expense relative to the Year 2000 issue was approximately $100,000 and anticipates that in 1999 the expense will be approximately $120,000.

RISK OF YEAR 2000 ISSUES

To date, the Company has not identified any system which presents a material risk of failing to be Year 2000 compliant in a timely manner, or for which a suitable alternative cannot be implemented. However, as the Company progresses with its Year 2000 transition, systems or equipment may be identified which present a material risk of business interruption. Such disruption may include the inability to process customer accounting transactions, including deposits, withdrawals, loan payments and disbursements; the inability to reconcile and record daily activity; the inability to process loan applications or to track delinquencies; the inability to generate checks or to clear funds. In addition, if any of the Company's major borrowers should fail to achieve Year 2000 compliance, and should they experience a disruption of their own businesses, their ability to meet their obligations to the Company may be seriously impaired.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1998 in Item 7a. to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 27, 1998. There have been no material changes in the Company's market risk at December 31, 1998 as compared to June 30, 1998. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. Substantially all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At December 31, 1998, neither the Company nor the Bank owned any trading assets, nor did they participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Gap Analysis. At December 31, 1998, the Company's estimated one-year "gap" position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a positive $92.1 million, representing a one-year interest sensitivity gap as a percentage of total assets of 5.2%. Accordingly, during a period of rising interest rates, the Company, having a positive gap position, would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income or result in a decrease in interest income.

Interest Rate Risk Compliance. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the
same manner as at June 30, 1998.   There have been no changes in the Board of
Directors approved limits of acceptable variance in net interest income and net portfolio value at December 31, 1998, compared to June 30, 1998, and the projected changes continue to fall within the Board of Directors approved limits at all levels of potential interest rate volatility.

                           PART II  OTHER INFORMATION
                           --------------------------


ITEM 1.   LEGAL PROCEEDINGS
------    -----------------
          Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
------    -----------------------------------------
          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----     -------------------------------
          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------
          None

ITEM 5.   OTHER INFORMATION
------    -----------------
          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------    --------------------------------

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

10.6 Form of Proposed Richmond County Savings Bank Employee Severance Compensation Plan.*

10.7      Form of Proposed Management Supplemental Executive Retirement Plan.*

10.8 Stock Option Agreement, dated July 17, 1998, by and between Ironbound Bankcorp, NJ and Richmond County Financial Corp.**

10.9 Stock Option Agreement, dated July 19, 1998, by and between Bayonne Bancshares, Inc. and Richmond County Financial Corp.**

10.10 Form of Proposed Amended and Restated Richmond County Financial Corp. 1998 Stock Based Incentive Plan.****

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

* Incorporated by reference from the Form S-1 (Registration No. 333-37009), as amended, filed on October 2, 1997.

** Incorporated by reference from the Form 8-K (File No. 0-23271), filed with the SEC on July 27, 1998.

*** Incorporated by reference from the Form 8-K (File No. 0-23271), filed with the SEC on October 16, 1998.

**** Incorporated by reference from document filed pursuant to Rule 424(b)(3) (Registration No. 333-66749), filed with the SEC on February 1, 1999.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        RICHMOND COUNTY FINANCIAL CORP.
                                 (Registrant)


Date:  February  16, 1999             By:   /s/ Michael F. Manzulli
                                            --------------------------
                                            Michael F. Manzulli
                                            Chairman of the Board and
                                            Chief Executive Officer


Date:  February 16, 1999              By:   /s/ Thomas R. Cangemi
                                            --------------------------
                                            Thomas R. Cangemi
                                            Senior Vice President, Chief
                                            Financial Officer and Secretary

                                 Exhibit Index
                                 -------------

                                                               Page
                                                               ----
11.0  Statement re:  Computation of Per Share Earnings......... 27

27.0  Financial Data Schedule ................................. 28