Form 10-Q
period 1999-03-31
RICHMOND COUNTY FINANCIAL CORP
filed 1999-05-17
CIK 1046685

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999        Commission File No. 0-23271


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


As of May 12, 1999, there were 32,142,634 shares of the common stock outstanding.

                                   FORM 10-Q
                        RICHMOND COUNTY FINANCIAL CORP.
                                     INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
at March 31, 1999 and June 30, 1998..................................         3

Consolidated Statements of Operations
for the three and nine months ended March 31, 1999 and 1998..........         4

Consolidated Statements of Changes in Stockholders' Equity
for the nine months ended March 31, 1999 and 1998....................         5

Consolidated Statements of Cash Flows
for the nine months ended March 31, 1999 and 1998....................         6

Notes to Unaudited Consolidated Financial Statements.................         7

ITEM 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations.....................        11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..        23


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings............................................        24

ITEM 2. Changes in Securities and Use of Proceeds....................        24

ITEM 3. Defaults Upon Senior Securities..............................        24

ITEM 4. Submission of Matters to a Vote of Security Holders..........        24

ITEM 5. Other Information............................................        24

ITEM 6. Exhibits and Reports on Form 8-K.............................        24

Exhibit Index........................................................        26

Signature Page.......................................................        27

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

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (In Thousands, Except Share and Per Share Amounts)

                                                                                     March 31,              June 30,
                                                                                       1999                   1998
                                                                               -------------------      ---------------
                                                                                    (Unaudited)
                                   Assets
Cash and due from banks                                                                 $   52,895           $   31,884
Federal funds sold                                                                          88,050               26,000
Securities available for sale:
     Investment securities                                                                 303,438              238,890
     Mortgage-backed and mortgage-related securities                                       804,268              604,304
Loans receivable:
     Real estate loans                                                                   1,226,979              623,293
     Other loans                                                                            22,699               28,452
     Less allowance for loan losses                                                        (13,411)              (7,276)
                                                                                        ----------           ----------
Total loans receivable, net                                                              1,236,267              644,469
Federal Home Loan Bank stock                                                                38,388               15,550
Banking premises and equipment, net                                                         26,257               13,094
Accrued interest receivable                                                                 16,674                9,827
Other real estate owned                                                                        772                  322
Net deferred tax assets                                                                     12,881                8,708
Goodwill                                                                                    44,097                    -
Other assets                                                                                14,655                2,796
                                                                                        ----------           ----------
          Total assets                                                                  $2,638,642           $1,595,844
                                                                                        ==========           ==========

                         Liabilities and Stockholders' Equity
Demand deposits                                                                         $  201,634           $  121,646
Savings, N.O.W. & Money market accounts                                                    749,160              503,814
Certificates of deposit                                                                    612,097              325,348
                                                                                        ----------           ----------
          Total deposits                                                                 1,562,891              950,808
Borrowings                                                                                 656,832              306,000
Accrued expenses & other liabilities                                                        25,666               10,441
                                                                                        ----------           ----------
          Total liabilities                                                              2,245,389            1,267,249

                                 Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                        -                    -
Common stock, $.01 par value, 75,000,000 shares authorized; 32,737,134 and
  26,423,550 shares issued and outstanding, as of March 31, 1999 and
  June 30, 1998, respectively                                                                  327                  264
Additional paid-in-capital                                                                 330,767              254,307
Retained earnings-substantially restricted                                                 115,704              103,760
Unallocated common stock held by
     Employee Stock Ownership Plan ("ESOP")                                                (32,410)             (33,706)
Unearned compensation MRP Stock                                                            (17,701)                   -
Comprehensive income:
   Unrealized (loss) gain on securities available for sale, net of tax                      (3,434)               3,970
                                                                                        ----------           ----------
          Total stockholders' equity                                                       393,253              328,595
                                                                                        ----------           ----------
          Total liabilities and stockholders' equity                                    $2,638,642           $1,595,844
                                                                                        ==========           ==========

    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, Except Share and Per Share Amounts)

                                                                For the                              For the
                                                           Three Months Ended                    Nine Months Ended
                                                               March 31,                             March 31,
                                                       ----------------------------        ------------------------------
                                                                 (Unaudited)                      (Unaudited)
                                                         1999             1998                  1999             1998
                                                       ---------       ------------        ------------      ------------

Interest income:
   Loans                                                $ 17,638         $ 11,142              $47,399       $   32,249
   Debt and equity securities                              4,246            3,050               12,781            9,942
   Mortgage-backed and mortgage-related securities         8,844            6,487               26,923           14,827
   Federal funds sold and interest-earning bank
    balances                                                 260            3,296                  689            3,622
                                                       ---------         --------              -------       ----------
       Total interest income                              30,988           23,975               87,792           60,640
                                                       ---------         --------              -------       ----------

Interest expense:
   Deposits                                                7,769            8,788               23,641           23,948
   Borrowed funds                                          6,654            1,385               17,012            2,175
                                                       ---------         --------              -------       ----------
       Total interest expense                             14,423           10,173               40,653           26,123
                                                       ---------         --------              -------       ----------
   Net interest income                                    16,565           13,802               47,139           34,517
   Provision for loan losses                                 600              600                1,950            1,500
                                                       ---------         --------              -------       ----------
   Net interest income after provision for loan
    losses                                                15,965           13,202               45,189           33,017
                                                       ---------         --------              -------       ----------

Non-interest income:
   Fee income                                              1,332              956                3,355            2,600
   Net gain (loss) on sale of securities and loans            81              (53)               2,604               20
   Other                                                     100               34                  110               37
                                                       ---------         --------              -------       ----------
       Total non-interest income                           1,513              937                6,069            2,657
                                                       ---------         --------              -------       ----------

Non-interest expense:
   Salaries and employee benefits                          5,197            3,509               14,168            8,841
   Occupancy costs                                           985              867                2,616            2,320
   Computer service fees                                     959              672                2,599            2,054
   Advertising                                               354              237                1,195              829
   FDIC insurance premiums                                    54               38                  131              115
   Contribution to Richmond County Savings Foundation          -           19,558                    -           19,558
   Other                                                   1,063            1,557                3,178            3,071
                                                       ---------         --------              -------       ----------
       Total general and administrative                    8,612           26,438               23,887           36,788
  Amortization of goodwill and other intangibles             195               78                  352              235
                                                       ---------         --------              -------       ----------
       Total non-interest expense                          8,807           26,516               24,239           37,023
                                                       ---------         --------              -------       ----------

   Income (loss) before income taxes                       8,671          (12,377)              27,019           (1,349)
   Provision (benefit) for income taxes                    3,291           (5,766)              10,265             (402)
                                                       ---------         --------              -------       ----------

Net income (loss)                                        $ 5,380         $ (6,611)             $16,754       $     (947)
                                                       =========         ========              =======       ==========
Earnings (loss) per share:
  (since Conversion for fiscal 1998)
     Basic                                               $  0.24         $  (0.39)             $  0.72       $    (0.39)
     Diluted                                             $  0.24         $  (0.39)             $  0.72       $    (0.39)

    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              (In Thousands, Except Share and Per Share Amounts)

                                                      Retained       Accumulated
                                      Additional     Earnings-          Other       Unallocated   Unallocated  Treasury
                              Common   Paid-in-    Substantially    Comprehensive   Common Stock      MRP       Stock,
                              Stock     Capital      Restricted         Income      Held By ESOP     Shares     At Cost     Total
                              ------  ----------   -------------    -------------   ------------  -----------  --------    --------
Balance At June 30, 1998      $  264   $254,307       $103,760        $  3,970      $  (33,706)   $      -      $     -    $328,595

Comprehensive income:
 Net income                        -          -         16,754               -              -            -            -      16,754
 Other comprehensive income,
  net of tax                       -          -              -               -               -           -            -           -
 Net unrealized loss on
  certain securities, net
   of tax                          -          -              -          (7,404)              -           -            -      (7,404)
                                                                                                                           --------
Comprehensive income                                                                                                          9,350
                                                                                                                           --------
Purchase of MRP shares             -          -              -               -               -     (16,118)           -     (16,118)
Allocation from shares
 purchased with loan to ESOP       -        (67)             -               -           1,296           -            -       1,229
Amortization of MRP shares         -          -              -               -               -       1,237            -       1,237
Common stock repurchased
 (3,474,106 shares)                -          -              -               -               -           -      (56,647)    (56,647)
Issuance of common stock
 for Ironbound Bankcorp           14     25,851              -               -               -           -            -      25,865
Issuance of common stock
 for Bayonne Bancshares           49     50,676              -               -               -      (2,820)      56,647     104,552
Cash dividends paid on
 common stock                      -          -         (4,810)              -               -           -            -      (4,810)
                              ------   --------    -----------      ----------      ----------    --------     --------    --------
Balance At March 31, 1999     $  327   $330,767       $115,704        $(3,434)        $(32,410)   $(17,701)    $      -    $393,253
                              ------   --------    -----------      ----------      ----------    --------     --------    --------

Balance At June 30, 1997      $    -   $      -       $100,555        $    310        $      -    $      -     $      -    $100,865

Comprehensive income:
 Net loss                          -          -           (947)              -               -           -            -        (947)
 Net unrealized gain on
  certain securities, net
   of tax                          -          -              -           2,416               -           -            -       2,416
                                                                                                                           --------
Comprehensive income                                                                                                          1,469
                                                                                                                           --------
Issuance of 24,466,250
 shares of $.01 par value
 common stock                    245          -              -               -               -           -            -         245
Issuance of 1,957,300
 shares of $.01 par value
 common stock to the RC
 Savings Foundation               19          -              -               -               -           -            -          19
Issuance of 24,466,250
 shares of common stock
 in initial public
 offering at $10.00 per
 share, net of conversion
 related expenses                  -    234,644              -               -               -           -            -     234,644
Issuance of 1,957,300
 shares of common stock
 at $10.00 per share to
 the RC Savings Foundation         -     19,553              -               -               -           -            -      19,553
Open market purchase of
 the Company's common stock
 by ESOP trustee                   -          -              -               -         (34,571)          -            -     (34,571)
Allocation from shares
 purchased with loan to
 ESOP                              -         25              -               -             433           -            -         458

                              ------   --------    -----------      ----------      ----------    --------     --------    --------
Balance At March 31, 1998     $  264   $254,222       $ 99,608        $  2,726        $(34,138)   $      -     $      -    $322,682
                              ------   --------    -----------      ----------      ----------    --------     --------    --------

    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                             For the
                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                                 --------------------------------
                                                                                            (Unaudited)
                                                                                      1999              1998
                                                                                 -------------      -------------
Net cash provided by operating activities                                            $  15,288          $  12,687

Cash flows from investing activities:
  Increase in loans receivable, net                                                   (357,457)           (44,230)
  Loans purchased                                                                       (1,500)           (21,907)
  Loans sold                                                                            15,300                  -
  Investment securities held to maturity:
    Maturities and redemptions                                                               -             61,193
  Investment securities available for sale:
    Sales and redemptions                                                               72,771             53,995
    Purchases                                                                          (67,816)          (132,701)
  Mortgage-backed and mortgage-related securities held to maturity:
    Maturities                                                                               -             43,556
    Principal collected                                                                      -             31,987
  Mortgage-backed and mortgage-related securities available for sale:
    Calls and redemptions                                                               34,726             90,976
    Principal collected                                                                199,663             30,524
    Purchases                                                                         (202,888)          (535,598)
  Purchases of Federal Home Loan Bank of New York stock                                (11,990)           (10,000)
  Net addition to banking premises and equipment                                        (3,559)            (1,123)
  Proceed from sales of other real estate owned                                            134                571
  Cash and cash equivalents acquired in Ironbound Bankcorp acquisition, net             40,434                  -
  Cash and cash equivalents acquired in Bayonne Bancshares acquisition, net            124,413                  -
                                                                                     ---------          ---------
       Net cash used in investing activities                                          (157,769)          (432,757)
 Cash flows from financing activities:
  Net increase in deposits                                                              84,117             45,383
  Increase in borrowings from the Federal Home Loan Bank                               219,000            200,000
  Net proceeds of common stock issuance                                                      -            234,908
  Loan to ESOP for open market purchases of common stock                                     -            (34,571)
  Cash dividends paid on common stock                                                   (4,810)                 -
  Purchase of MRP - 1998 shares                                                        (16,118)                 -
  Purchase of treasury shares                                                          (56,647)                 -
                                                                                     ---------          ---------
       Net cash provided by financing activities                                       225,542            445,720
                                                                                     ---------          ---------

  Net increase in cash and cash equivalents                                             83,061             25,650
  Cash and cash equivalents at beginning of period                                      57,884             32,543
                                                                                     ---------          ---------
  Cash and cash equivalents at end of period                                         $ 140,945          $  58,193
                                                                                     =========          =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest on deposits and borrowed funds                                            $  39,058          $  25,044
  Income taxes                                                                           8,125              4,294
Non-cash investing activities:
  Additions to other real estate owned, net                                          $      90          $     611
  Securitization of mortgage loans                                                      78,495                  -
  Net (decrease) increase in unrealized gains on available for sale securities         (12,824)             4,058

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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

2. Earnings Per Share
   ------------------

Basic earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per common share is calculated using the same method as basic earnings per common share, but reflects the potential dilution of common stock equivalents. In accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers Accounting for Employee Stock Option Plans", ESOP shares that have not been allocated to participants' accounts or are not committed to be released for allocation, are not considered outstanding for the earnings per share calculations. Basic and diluted weighted average common shares outstanding were 22,515,575 and 22,357,633 shares, respectively, for the third quarter of fiscal 1999. For the nine months ended March 31, 1999, basic and diluted weighted average common shares outstanding were 23,431,027 and 23,238,784 shares, respectively.

3. Conversion to Stock Form of Ownership
   -------------------------------------

On July 31, 1997, the Board of Trustees of the Bank unanimously adopted a Plan of Conversion whereby the Bank would convert from a New York State chartered mutual bank to a New York State-chartered stock institution with the concurrent formation of a holding company, Richmond County Financial Corp. (the "Conversion").

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

4. Employee Stock Ownership Plan
   -----------------------------

In connection with the Conversion, the Bank implemented the ESOP, a tax-qualified plan designed to invest primarily in the Company's common stock. The ESOP will provide eligible employees with the opportunity to receive a Bank-funded retirement benefit based primarily on the value of the Company's common stock. All eligible employees of the Bank and its affiliates, including the Company, as of the effective date of the Conversion, may participate in the ESOP. Subsequent to the Conversion, all eligible employees of the Bank and its affiliates, including the Company, may participate in the ESOP upon the age of 21 and the completion of one year of service. Subsequent to the Conversion, the ESOP purchased, through a $34.6 million loan from the Company, 8%, or 2,113,884 shares of common stock in the open market. The term of the ESOP loan will be 20 years and will be primarily repaid with contributions from the Bank to the ESOP. The Company recognizes compensation expense attributable to its ESOP over the year based upon the estimated number of ESOP shares to be allocated each December 31st. The amount of compensation expense recorded is equal to the estimated number of shares to be allocated by the ESOP multiplied by the average fair value of the underlying shares during the period. For the three and nine months ended March 31, 1999, compensation expense attributable to the ESOP was $414,000 and $1.2 million, respectively.

5. Stock-Based Incentive Plans
   ---------------------------

At the annual meeting of the shareholders held on September 29, 1998, the shareholders approved the 1998 Stock-Based Incentive Plan ("Incentive Plan") authorizing the granting of options to purchase common stock of the Company ("Options") and awards of shares of common stock ("Stock Awards") and certain related rights (collectively referred to as "Awards"). Subject to certain adjustments to prevent dilution of Awards to participants, the maximum number of shares reserved for Awards under the Incentive Plan is 3,699,297 shares, consisting of 2,642,355 shares reserved for Options, which will primarily vest over a five year period and which must be exercised no more than 10 years from the date of grant and 1,056,942 shares reserved for Stock Awards, which will primarily vest over a five year period. All employees and outside Directors of the Company and its affiliates, including the Bank, are eligible to receive Awards under the Incentive Plan. The Incentive Plan is administered by a committee (the "Committee") consisting of members of the Company who are not employees of the Company or its affiliates.

The Company contributed $16.1 million, during the second quarter of fiscal 1999, to the Incentive Plan to enable the Incentive Plan to purchase 1,056,942 shares of the Company's common stock to be awarded. This contribution represents deferred compensation which is initially recorded as a reduction to stockholders' equity and ratably charged to compensation expense over the vesting period of the awards. The Committee established October 20, 1998 as the Incentive Plan's effective grant date and 1,053,554 shares were awarded to outside directors and employees of the

Company, at the fair value of $14.25 per share on the date of grant. For the nine month period ended March 31, 1999, compensation expense attributable to the Incentive Plan was approximately $1.2 million.

Options granted under the Incentive Plan are either non-statutory stock options or incentive stock options. Each Option entitles the holder to purchase one share of the Company's common stock at an exercise price equal to the fair market value on the date of grant. On October 20, 1998, the Committee issued options of 2,602,385 shares, at the fair value of $14.25 per share on the date of grant. The granting of these options did not affect the Company's consolidated results of operations for the nine months ended March 31, 1999 or the Company's consolidated statement of financial condition at March 31, 1999.

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

7. Acquisitions
   ------------

Acquisition of Bayonne Bancshares, Inc.

At the close of business on March 22, 1999, the Company completed its acquisition of Bayonne Bancshares, Inc. ("Bayonne"), the holding company of First Savings Bank of New Jersey, SLA, a New Jersey State chartered savings and loan association with four full service banking offices located in Bayonne, New Jersey in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $118.5 million of which the Company issued 1.05 shares of its common stock for each outstanding share of Bayonne common stock for a total of 8,668,615 common shares of which 3,938,731 shares were issued from its treasury shares. Options to purchase 683,577 shares of Bayonne common stock were also converted into the right to purchase 717,755 shares of Richmond County common stock. The excess of cost over the fair value of net assets acquired ("goodwill") in the transaction was $28.8 million which is being amortized on a straight line basis over 15 years.

Acquisition of Ironbound Bankcorp, NJ.

At the close of business on March 5, 1999, the Company completed its acquisition of Ironbound Bankcorp, NJ ("Ironbound"), the holding company of Ironbound Bank, a New Jersey chartered commercial bank with three full service commercial banking offices located in the New Jersey counties of Union and Essex in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $27.7 million. The Company issued 1.463 shares of its common stock for each outstanding share of Ironbound common stock for a total of 1,458,842 common shares. The excess of cost over the fair value of net assets acquired in the transaction ("goodwill") was $15.3 million which is being amortized on a straight line basis over 15 years.

8. Recent Developments
   -------------------

On April 22, 1999, the Company announced that its Board of Directors declared a quarterly cash dividend of nine cents ($0.09) per common share. The dividend is payable on May 25, 1999 to shareholders of record as of May 10, 1999.

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

Acquisition of Bayonne Bancshares, Inc.

At the close of business on March 22, 1999, the Company completed its acquisition of Bayonne Bancshares, Inc. ("Bayonne"), the holding company of First Savings Bank of New Jersey SLA, a New Jersey State chartered savings and loan association with four full service banking offices located in Bayonne, New Jersey, in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $118.5 million. The Company issued 1.05 shares of its common stock for each outstanding share of Bayonne common stock for a total of 8,668,615 common shares of which 3,938,731 shares were issued from its treasury shares. Options to purchase 683,577 shares of Bayonne common stock were also converted into the right to purchase 717,755 shares of Richmond County common stock. The excess of cost over the fair value of net assets acquired ("goodwill") in the transaction was $28.8 million, which is being amortized on a straight line basis over 15 years.

Acquisition of Ironbound Bankcorp, NJ.

At the close of business on March 5, 1999, the Company completed its acquisition of Ironbound Bankcorp, NJ ("Ironbound"), the holding company of Ironbound Bank, a New Jersey chartered commercial bank with three full service commercial banking offices located in the New Jersey counties of Union and Essex, in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $27.7 million of which the Company issued 1.463 shares of its common stock for each outstanding share of Ironbound common stock for a total of 1,458,842 common shares. The goodwill in the transaction was $15.3 million, which is being amortized on a straight line basis over 15 years.

Financial Condition

Total assets increased by $1.0 billion, or 65.3%, from $1.6 billion at June 30, 1998 to $2.6 billion at March 31, 1999. The increase in overall assets was primarily due to the completion of the Bayonne and Ironbound acquisitions with and into the Bank. As of the acquisition dates, Bayonne and Ironbound had total assets of approximately $650.2 million and $115.2 million, total deposits of $426.6 million and $102.3 million and total equity of $83.1 million and $12.4 million, respectively. In addition to the asset growth via acquisitions, the Bank experienced an overall increase in net loans of $264.0 million, or 40.1%. The increase in loan growth, exclusive of funding sources received from the two closed acquisitions, were primarily funded by an increase of $219.0 million in advances received from the Federal Home Loan Bank ("FHLB") and a net increase in overall deposits of $84.1 million.

Mortgage-backed and mortgage-related securities increased by $200.0 million, or 33.1%, from $604.3 million at June 30, 1998 to $804.3 million at March 31, 1999. The increase in mortgage-backed and mortgage-related securities was primarily the result of $152.8 million of mortgage-backed and mortgage-related securities acquired through the Bayonne and Ironbound acquisitions and the completion of a $78.5 million loan securitization. During the third quarter of fiscal 1999, the Bank securitized approximately $78.5 million of originated 30-year fixed rate one- to four- family mortgage loans in exchange for a like amount of FHLMC pass-through securities, retaining the securities and the related servicing rights.

Investment securities at March 31, 1999 totaled $303.4 million, an increase of $64.5 million, or 27.0%, compared to $238.9 million at June 30, 1998. The increase in investment securities was primarily the result of $84.2 million of investment securities acquired through the Bayonne and Ironbound acquisitions.

The Bank continues to experience increased loan growth, and for the nine months ended March 31, 1999, exclusive of the two recently completed acquisitions, gross loans receivable increased by $344.2 million, or 52.8% on an non-annualized basis, to $917.5 million, compared to $651.7 million at June 30, 1998. The substantial increase in gross loans was due primarily to originations of $430.3 million generated during the nine months ended March 31, 1999, offset by the securitization of $78.5 million of one- to four- family fixed rate mortgage loans, amortization and prepayments of $73.5 million and the sale of $12.3 million of student loans. Loan originations for the nine month period ended March 31, 1999 were primarily comprised of multifamily and one- to four-family mortgage loans. Multifamily mortgage loan originations for the nine months ended March 31, 1999 totaled $184.1 million, bringing the total multifamily loan portfolio to $238.7 million, or 19.1% of gross loans at March 31, 1999. Total one- to four- family loan production for the nine months ended March 31, 1999 was $200.3 million.

Total liabilities at March 31, 1999 were $2.2 billion, an increase of $978.1 million, or 77.2%, from $1.3 billion at June 30, 1998. Total deposits increased by $612.1 million, or 64.4%, from $950.8 million at June 30, 1998 to $1.6 billion at March 31, 1999. The Bank's "core" deposits increased by $325.3 million, or 52.0%, at March 31, 1999 to $950.8 million, from $625.5 million at June 30, 1998. The increase in the Bank's "core" deposits was primarily attributable to a $245.3 million increase in savings, N.O.W. & Money market accounts and an $80.0 million increase in demand deposits. The Bank also experienced an increase of $286.7 million, or 88.1%, in certificates of deposit from $325.3 million at June 30, 1998 to $612.1 million at March 31, 1999. The increase in overall deposits were primarily the result of $528.9 million of deposits acquired through the Bayonne and Ironbound acquisitions, the opening of two full-service banking facilities on Staten Island and an increase in certificates of deposit which was primarily attributable to increased marketing of such deposit products.

Additionally, the Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. Moreover, borrowed funds increased $131.8 million as a result of the Bayonne acquisition. In this regard, at March 31, 1999, the Bank had total borrowings of $656.8 million, of which $640 million were in the form of advances from the FHLB and $16.8 million were in the form of reverse repurchase agreements. The Bank had borrowings of $306.0 million at June 30,

1998. The Bank may increase its levels of borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Total stockholders' equity increased by $64.7 million to $393.3 million at March 31, 1999 from $328.6 million at June 30, 1998. The overall increase was primarily due to the stock purchase acquisitions of Bayonne and Ironbound, whereas the company issued 8,668,615 shares and 1,458,842 shares, respectively, of which 3,938,731 shares were reissued from the Company's treasury. In addition, stockholders' equity was further increased by the earnings reported for the nine months ended March 31, 1999 of $16.8 million and the amortization of unallocated and unearned shares of common stock held by the Company's stock-related benefit plans. These increases were partially offset by $17.7 million as a result of the issuance of grants under the recently adopted Management Recognition and Retention Plans ("MRP"), year to date cash dividends paid of $4.8 million and a $7.4 million decrease in net unrealized gain on securities available-for-sale, net of tax.

Non-performing Assets

Non-performing loans totaled $6.7 million, or 0.6% of total loans at March 31, 1999, as compared to $5.5 million, or 0.9% of total loans, at June 30, 1998. At March 31, 1999, the Bank's real estate owned net, consisted of foreclosed assets totaling $772,000, which at such date was comprised of seven one- to four-family properties and one vacant commercial lot.

At March 31, 1999, the Bank had $2.0 million of assets designated as "Substandard", consisting of 14 loans, no assets classified as "Doubtful", and no assets classified as "Loss", respectively. At March 31, 1999, the Bank had $4.6 million of assets designated "Special Mention", consisting of 49 loans, which were designated "Special Mention" due to past loan delinquencies.

Non-accrual loans totaled $6.7 million as of March 31, 1999, which primarily included 48 one- to four-family loans, with an aggregate balance of $4.7 million, 4 non-residential loans totaling $1.4 million of which one loan is a $1.1 million commercial mortgage on a mixed-use property in Staten Island, New York and 26 other loans totaling $600,000. The commercial mortgage loan is secured by the property and was last appraised in December 1996 for $1.4 million.

For the nine months ended March 31, 1999, the Company's loan loss provision was $2.0 million as compared to $1.5 million for the prior year's period. The Company's allowance for loan losses totaled $13.4 million at March 31, 1999 and $7.3 million at June 30, 1998, which represents a ratio of allowance for loan losses to non-performing loans and to total loans of 199.0% and 1.1%, respectively, and 134.6% and 1.1%, respectively. The Company continues to increase its overall loan loss reserves after analyzing non-performing loans as well as the need to increase its general valuation allowances due to the increase in lending of all loan products. Management believes the allowance for loan losses at March 31, 1999 is adequate and sufficient reserves are presently maintained to cover potential losses. For the quarter and nine months ended March 31, 1999, the Company experienced net charge-offs of $30,000 and $140,000, respectively.

Comparison of Operating Results for the Three Months Ended March 31, 1999 and
1998

General.

The Company reported net income of $5.4 million, or diluted earnings per share of $0.24 for the third quarter ended March 31, 1999, an increase of $12.0 million from the $(6.6) million net loss reported for the same period last year, a period in which the Bank converted to a stock institution. Core earnings for the quarter ended March 31, 1999 increased 17.4% to a record $5.4 million, or core diluted earnings per share of $0.24, compared to $4.6 million reported in the third quarter of fiscal 1998.

Core earnings excludes the impact of a non-recurring contribution relating to the funding of the Foundation for the three months ended March 31, 1998 of $19.6 million ($11.2 million after tax) and net gains on sales of securities and loans of $81,000 for the quarter ended March 31, 1999. Net loss per share since the conversion to a public company on February 18, 1998 (the "Conversion") to March 31, 1998 was $0.39.

The Foundation was established and funded as part of the Conversion to a New York State chartered stock savings bank. At the close of the Conversion, the Company funded the Foundation with a contribution of 1,957,300 shares of common stock resulting in a one-time, non-recurring charge of $19.6 million ($11.2 million after tax). The Foundation is dedicated to charitable purposes in the communities served by the Bank.

Interest Income. The Company reported total interest income of $31.0 million for the quarter ended March 31, 1999, representing an increase of $7.0 million, or 29.2%, as compared to the same period in 1998. The increase in interest income was primarily attributable to the growth in average interest-earning assets of $426.5 million, offset in part, by a 2 basis point decrease in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of utilizing the net conversion proceeds and an increase in borrowed funds to fund growth in the mortgage loan and securities portfolios.

Interest income on loans increased $6.5 million, or 58.3%, to $17.6 million for the three month period ended March 31, 1999, as compared to the $11.1 million reported for the comparable period in 1998. This increase was the result of growth in the average balance of real estate loans outstanding primarily due to increased originations of multifamily, one- to four- family real estate loans and commercial real estate loans. The average yield on the overall loan portfolio decreased 55 basis points from 8.15% for the three months ended March 31, 1998, to 7.60% for the same period in 1999.

Interest income on debt and equity securities increased $1.2 million, or 39.2%, from $3.1 million for the three months ended March 31, 1998, to $4.2 million for the same period in 1999.

Interest income on mortgage-backed and mortgage-related securities increased $2.4 million, or 36.3%, from $6.5 million for the three month period ended March 31, 1998, to $8.8 million for the three month period ended March 31, 1999. This increase was primarily due to an increase in the average balance of mortgage-backed and mortgage-related securities of $200.7 million, resulting from the restructuring of the securities portfolio, the investment of net conversion proceeds and the investment of borrowed funds. The increase in such securities reflects management's recent revision to its securities investment strategy, whereby it has decreased its emphasis on debt securities by investing funds from the maturity and sale of debt securities into mortgage-backed and mortgage-related securities. The yield on the mortgage-backed and mortgage-related securities decreased by 46 basis points, due primarily to the lower rate environment for new purchases and the repricing of adjustable rate securities purchased in prior periods.

Interest Expense. Interest expense increased $4.3 million, or 41.8%, from $10.2 million for the three month period ended March 31, 1998, to $14.4 million for the three month period ended March 31, 1999. Interest expense on deposits decreased $1.0 million, or 11.6%, from $8.8 million for the three month period ended March 31, 1998, to $7.8 million for the three month period ended March 31, 1999. The decrease is a result of a 24 basis point reduction in the average cost of deposits, offset in part by a $43.0 million increase in the average balance of interest-bearing deposits, primarily attributable to a $51.4 million increase in the average balance of certificates of deposit and a $12.9 million decrease in the average balance of savings deposit accounts. The increase in overall deposits can mainly be attributable to the Bank's strategy of attracting more certificates of deposit through additional certificate of deposit products, the related marketing of commercial deposit accounts and the opening of two full-service banking facilities in Staten Island during the third quarter of fiscal 1999.

Interest expense on borrowed funds was $6.7 million and $1.4 million for the quarter ended March 31, 1999 and 1998, respectively. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. The Bank may increase its levels of borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread. Consequently, the average cost of the Bank's interest-bearing liabilities increased from 3.91% for the three month period ended March 31, 1998, to 4.11% for the three month period ended March 31, 1999.

Provision for Loan Losses. The Bank's provision for loan losses was $600,000 for the three month periods ended March 31, 1999 and 1998. The third quarter fiscal 1999 provision was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, as well as the overall level of non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover potential loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one- to four- family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

Non-Interest Income. Exclusive of net gains and losses from the sales of securities and loans, non-interest income for the three month period ended March 31, 1999, increased $442,000, or 44.6%, to $1.4 million from $990,000 for the same period in 1998. The increased level of non-interest income is primarily due to an overall increase in deposit fee income. In particular, during the second quarter of fiscal 1999, the Bank instituted a charge to non-Bank customers (i.e. foreign customers), for the use of the Bank's ATM facilities.

Non-Interest Expense. Non-interest expense, excluding the charitable contribution recognized in fiscal 1998, for the third quarter of fiscal 1999 increased $1.7 million, or 25.2%, as compared to $6.9 million reported for the same period of fiscal 1998. The increase in non-interest expense was primarily due to increases in compensation and employee benefits, including senior management additions, compensation costs associated with the establishment of the Bank's new Multifamily Lending Department and the addition of the ESOP and the MRP. In addition, the Bank expects non-interest expense to increase in future periods as a result of the Bank's opening of a public accommodation office and the opening of two new full-service branches in Staten Island during the third quarter of fiscal 1999 and the expected opening of a full-service branch in Union, New Jersey.

Income taxes. The Company's effective consolidated tax rate for the three month period ended March 31, 1999 was 37.9% as compared to (46.6)% reported for the comparable period last year. The three month period ended March 31, 1998 rate includes the effect of funding the Foundation. Excluding the effect of the Foundation, the Company's effective tax rate was 40.5%. The reduction of the Company's effective tax rate is primarily due to the Bank's utilization of various tax-planning strategies. The contribution to the Foundation is tax deductible, subject to an annual limitation based on 10% of the Company's annual taxable income. The Company, however, will be able to carry forward any unused portion of the deduction for five years following the contribution. The Company recognized a $19.6 million expense for the full amount of the contribution to the Foundation, offset in part by the $8.4 million corresponding tax benefit, during the three month period ended March 31, 1998

Comparison of Operating Results for the Nine Months Ended March 31, 1999 and
1998

General

The Company reported net income of $16.8 million, or diluted earnings per share of $0.72 for the nine month period ended March 31, 1999, an increase of $17.7 million as compared to the $(947,000) loss reported for the same period last year. Core earnings for the nine months ended March 31, 1999 increased 47.3% to $15.1 million, or core diluted earnings per share of $0.65, as compared to $10.3 million reported for the comparable nine month period in the prior year. Core earnings excludes the impact of a non-recurring contribution relating to the funding of Foundation for the nine months ended March 31, 1998 of $19.6 million ($11.2 million after tax) and net gains on sales of securities and loans of $2.6 million for the nine month periods ended March 31, 1999, respectively. Net loss per share since the Conversion to a public company on February 18, 1998 to March 31, 1998 was $0.39.

The Foundation was established and funded as part of the Conversion to a New York State chartered stock savings bank. At the close of the Conversion, the Company funded the Foundation with a contribution of 1,957,300 shares of common stock resulting in a one-time, non-recurring charge of $19.6 million ($11.2 million after tax). The Foundation is dedicated to charitable purposes in the communities served by the Bank.

Interest Income. The Company reported total interest income of $87.8 million for the nine months ended March 31, 1999, representing an increase of $27.2 million, or 44.8%, as compared to the same period in 1998. The increase in interest income was primarily attributable to the growth in average interest-earning assets of $560.0 million, offset in part by a 28 basis point decrease in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of utilizing the net conversion proceeds and an increase in borrowed funds to fund growth in the mortgage loan and securities portfolios.

Interest income on loans increased $15.2 million, or 47.0%, to $47.4 million for the nine months ended March 31, 1999, as compared to the $32.2 million reported for the comparable period in 1998. This increase was the result of growth in the average balance of real estate loans outstanding, primarily due to increased originations of multifamily loans, one- to four- family and commercial real estate loans. The average yield on the overall loan portfolio decreased to 7.58% from 8.07% for the nine months ended March 31, 1999 and 1998, respectively.

Interest income on debt and equity securities increased $2.8 million, or 28.6%, from $9.9 million for the nine months ended March 31, 1998 to $12.8 million for the same period in 1999.

Interest income on mortgage-backed and mortgage-related securities increased $12.1 million, or 81.6%, from $14.8 million for the nine month period ended March 31, 1998, to $26.9 million for the nine month period ended March 31, 1999. This increase was primarily due to an increase in the average balance of mortgage-backed and mortgage-related securities of $284.0 million, resulting from the restructuring of the securities portfolio, the investment of net conversion proceeds and the investment of borrowed funds. The increase in such securities reflects management's recent revision to its securities investment strategy, whereby it has decreased its emphasis on debt securities by investing funds from the maturity and sale of debt securities into mortgage-backed and mortgage-related securities. The yield on the mortgage-backed and mortgage-related securities decreased by 56 basis points due to the lower rate environment for new purchases and the repricing of adjustable rate securities purchased in prior periods.

Interest Expense. Interest expense increased $14.5 million, or 55.6%, from $26.1 million for the nine month period ended March 31, 1998, to $40.7 million for the nine month period ended March 31, 1999. Interest expense on deposits decreased $307,000, or 1.3%, from $23.9 million for the nine month period ended March 31, 1998, to $23.6 million for the nine month period ended March 31, 1999. The decrease is a result of an 11 basis point reduction in the average cost of deposits, offset in part by a $44.5 million increase in the average balance of interest-bearing deposits, primarily attributable to a $36.0 million increase in the average balance of certificates of deposits. The increase in overall deposits can mainly be attributable to the Bank's strategy of attracting more certificates of deposit through additional certificate of deposit products, the related marketing of commercial deposit accounts and the opening of two full-service banking facilities in Staten Island during the third quarter of fiscal 1999 and the expected opening of a full-service branch in Union, New Jersey.

Interest expense on borrowed funds was $17.0 million and $2.2 million for the nine month period ended March 31, 1999 and 1998, respectively. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. The Bank may increase its utilization of borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread. Consequently, the average cost of the Bank's interest-bearing liabilities increased from 3.86% for the nine month period ended March 31, 1998 to 4.20% for the nine month period ended March 31, 1999.

Provision for Loan Losses. The Bank's provision for loan losses was $2.0 million for the nine month period ended March 31, 1999, as compared to $1.5 million for the nine month period ended March 31, 1998. The provision for the nine month period ended March 31, 1999, was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, as well as the overall level of non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover future loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one- to four-family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

Non-Interest Income. Exclusive of net gains and losses from the sales of securities and loans, non-interest income for the nine month period ended March 31, 1999, increased $828,000, or 31.4%, to $3.5 million from $2.6 million for the same period in 1998. The increased level of non-interest income is primarily due to an overall increase in deposit fee income. In particular, during the second quarter of fiscal 1999, the Bank instituted a charge to non-Bank customers (i.e. foreign customers), for the use of the Bank's ATM facilities. Net gains reported for the nine month period ended March 31, 1999 were primarily due to net gains of $2.2 million from the sale of equity and investment securities, and $444,000 of net gains realized from the sale of the Bank's student loan portfolio.

Non-Interest Expense. Non-interest expense, excluding the charitable contribution recognized in fiscal 1998, for the nine months ended March 31, 1999 increased $6.8 million, or 38.9%, as compared to $17.5 million reported for the same period of fiscal 1998. The increase in non-interest expense was primarily due to increases in compensation and employee benefits, including senior management additions, compensation costs associated with the establishment of the Bank's new Multifamily Lending Department and the addition of the ESOP and the MRP. In addition, the Bank expects non-interest expense to increase in future periods as a result of the Bank's opening of a public accommodation office and the opening of two new full-service branches in Staten Island during the third quarter of fiscal 1999.

Income Taxes. The Company's effective consolidated tax rate for the nine month period ended March 31, 1999 was 37.99% as compared to (29.8)% reported for the comparable period last year. The nine month period ended March 31, 1998 rate includes the effect of funding the Foundation. Excluding the effect of the Foundation, the Company's effective tax rate was 40.5%. The reduction of the Company's effective tax rate is primarily due to the Bank's utilization of various tax-planning strategies


Liquidity and Capital Resources

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

The primary investing activities of the Bank are the origination of primarily residential one- to four- family, multifamily and, to a lesser extent, commercial real estate, construction and development and other loans and the purchase of mortgage-backed and mortgage-related and investment securities. During the three and nine month periods ended March 31, 1999 and 1998, the Bank's loan originations totaled $142.5 million, $428.8 million, $42.0 million and $113.3 million, respectively. Purchases of mortgage-backed, mortgage-related and investment securities totaled $156.7 million, $282.7 million, $511.0 million, and $678.3 million for the three and nine month periods ended March 31, 1999 and 1998, respectively. These activities were funded primarily by deposit growth and principal repayments and prepayments on loans, mortgage-backed and mortgage-related securities and investment securities, and advances from the FHLB and the net proceeds received from the Conversion. As of March 31, 1999, the Bank experienced a net increase in total deposits of $612.1 million, or 64.4%, as compared to the $950.8 million at June 30, 1998. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors and the Bank and other factors.

The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through repurchase agreements and advances from the FHLB. The Bank has recently begun to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at March 31, 1999, the Bank had total borrowings of $656.8 million, of which $640.0 million were in the form of advances from the FHLB and approximately $16.8 million were in the form of reverse repurchase agreements. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's average cost of funds.

Loan commitments totaled $145.5 million at March 31, 1999, were comprised of $45.0 million in one- to four- family loan commitments, $21.1 million in multifamily loan commitments, $12.1 million in commercial real estate loan commitments, $36.0 million in construction loan commitments, $2.9 million in commercial loan commitments, $16.8 million in home equity loan commitments and $11.6 million in other loan commitments. In addition, management estimates that an increased level of loan commitments will arise as a result of the most recent formation of the Bank's Multifamily Lending Division established in the fourth quarter of fiscal 1998. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit which are scheduled to mature in less than one year from March 31, 1999, totaled $470.9 million. Based upon past experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $289.7 million, or 21.7% of adjusted assets, which is above the required level of $105.3 million, or 4.0% of adjusted assets and risk-based capital of $303.1 million, or 22.7% of adjusted assets, which is above the required level of $107.0 million, or 8.0%.

The Company's most liquid assets are cash, due from banks and federal funds sold. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 1999, cash and due from banks and federal funds sold totaled $140.9 million, or 5.3% of total assets.

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

The Company's vendor relationships cover a wide range of services which may or may not be subject to a contractual agreement. Where a contractual relationship exists between the Company and a provider of services, and the Company is exposed to potential liability due to a failure on the part of the vendor to provide the service, whether due to Year 2000 or some other issue, the vendor would necessarily be subject to a breach of contract suit. In order to minimize the risk of material loss or disruption of the Company's business due to an issue involving date sensitive processing, the Company has required all of these vendors to provide written assurances that they are proactively addressing Year 2000 issues within their operations. The Company has received written assurances from all of the 19 vendors it has contacted for Year 2000 compliance. A violation of such written assurances may constitute a breach of contract by such vendor, thereby allowing the Company to institute legal proceedings against such vendor. The Company can give no assurance as to either the circumstances under which it would institute such legal proceedings or the probable degree of success of such action. The Company is participating in testing all products and services from these vendors. The initial two phases of testing have been completed. A third and final testing cycle will be completed by the end of the fourth quarter of fiscal 1999.

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing generally. The Company utilizes a combination of in house and service bureau applications, with the bulk of customers account processing being handled by a leading national vendor of data processing services for financial institutions. The Company has received assurances that this service provider has completed its internal remediation of programs, and has substantially completed its remediation of issues related to interdependencies with other parties. However, these assurances are not guarantees and may not be enforceable. The vendor has provided the Company with a Year 2000 compliant version of its system. The Company has been participating with the service provider, in the testing of both direct and indirect services which commenced in November 1998, and will continue through the second quarter of 1999.

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

The balance of the Company's internal processing is supported by PC based systems, using industry standard software to run non-mission critical applications. Any software program or application which was not supported by the vendor, or which required an update to achieve Year 2000 capability, has been identified for replacement or upgrade. Equipment which contains embedded chips or microprocessors has also been tested and scheduled for upgrade or replacement where necessary. All such system enhancements are expected to be completed by June 30, 1999. The cost to remediate these systems is immaterial, and is being expensed in the period in which it occurs. The majority of the related expense is expected to be incurred in the Company's fiscal year ended June 30, 1999 operating results.

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

Contingency Plans

The Company has a contingency plan in operation as of November 1998 which it will update as necessary. The plan identifies components of mission critical applications which are judged, at some point prior to December 31, 1999, to be at risk of failure to achieve complete renovation, validation and implementation. The Contingency Plan will ensure that the Company has sufficiently planned for unanticipated system failures at critical production dates before, on and after January 1, 2000. The contingency plan was completed in November 1998. The Company's internal contingency committee meets monthly to monitor the plan and to monitor current testing of service providers. Any changes to be made to the contingency plan will be finalized upon completion of testing by the end of the fourth quarter of fiscal 1999. The Company expects to complete its Year 2000 testing of all mission critical systems prior to any date of potential disruption.

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

Current Legislation

Currently, legislation is pending that would broaden the activities in which bank holding companies and banks may engage, and restructure the regulation of financial service companies. The legislation would, however, restrict the activities of unitary savings and loan holding companies, subject to a grandfather for existing unitary savings and loan holding companies, such as the Company. The Company is unable to predict whether legislation will be enacted or the extent to which the legislation would impact competition or restrict or disrupt its operations.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1998 in Item 7a. to the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 27, 1998. There have been no material changes in the Company's market risk at March 31, 1999 as compared to June 30, 1998. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. Substantially all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At March 31, 1999, neither the Company nor the Bank owned any trading assets, nor did they participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Gap Analysis. At March 31, 1999, the Company's estimated one-year "gap" position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a positive $140.0 million, representing a one-year interest sensitivity gap as a percentage of total assets of 5.3%. Accordingly, during a period of rising interest rates, the Company, having a positive gap position, would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income or result in a decrease in interest income.

Interest Rate Risk Compliance. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1998. There have been no changes in the Board of Directors approved limits of acceptable variance in net interest income and net portfolio value at March 31, 1999, compared to June 30, 1998, and the projected changes continue to fall within the Board of Directors approved limits at all levels of potential interest rate volatility.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.   LEGAL PROCEEDINGS
--------------------------

          The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------
          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------
          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

          On February 25, 1999, the Company held a special meeting of stockholders to approve and adopt the Agreement and Plan of Merger, dated as of July 19, 1998, by and between Richmond County Financial Corp. and Bayonne Bancshares, Inc., as amended and restated as of October 14, 1998, pursuant to which, among other things, Bayonne Bancshares, Inc. merged with and into Richmond County Financial Corp. effective March 22, 1999. The number of votes cast at the meeting was:

              FOR            AGAINST           ABSTAIN           NON-VOTE
          -----------     -------------     -------------     --------------
           15,983,626        243,978            58,948           4,791,392

          On February 25, 1999, the Company held a special meeting of stockholders to ratify certain amendments to the Richmond County Financial Corp. 1998 Stock-Based Incentive Plan. The number of votes cast at the meeting was:

             FOR            AGAINST           ABSTAIN
          -----------     -------------     -------------
           19,941,114        956,065           170,979

ITEM 5.   OTHER INFORMATION
---------------------------
          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  Exhibits
          --------

     2.1 Plan of Conversion (including the Restated Organization Certificate and Stock Bylaws of Richmond County Savings Bank).*
     3.1  Certificate of Incorporation of Richmond County Financial Corp.*
     3.2  Bylaws of Richmond County Financial Corp.*
     10.5 Employment Agreement between Richmond County Savings Bank and Michael
          J. Gagliardi.
     10.6 Employment Agreement between Richmond County Savings Bank and Thomas
          R. Lupo.

   10.7   Employment Agreement between Richmond County Savings Bank and Michael
          A. Nilan.
   10.13 Form of Proposed Amended and Restated Richmond County Financial Corp. 1998 Stock Based Incentive Plan.**
   11.0   Statements re: Computation of Per Share Earnings.
   27.0   Financial Data Schedule.

   (b)    Report on Form 8-K
          ------------------

          On March 23, 1999, Richmond County filed a Report on Form 8-K to announce the consummation of its acquisition of Bayonne Bancshares, Inc., as well as to announce the consummation of the merger of First Savings Bank of New Jersey with and into Richmond County Savings Bank.

          On March 8, 1999, Richmond County filed a Report on Form 8-K to announce the consummation of its acquisition of Ironbound Bankcorp, NJ, as well as to announce the consummation of the merger of Ironbound Bank with and into Richmond County Savings Bank.

* Incorporated by reference from the Form S-1 (Registration No. 333-37009), as amended, filed on October 2, 1997.
** Incorporated by reference from document filed pursuant to Rule 424(b)(3) (Registration No. 333-66749), filed with the SEC on February 1, 1999.

                                 Exhibit Index
                                 -------------

Exhibit Number      Identification of Exhibit
--------------      -------------------------
10.5                Employment Agreement between Richmond County Savings Bank
                    and Michael J. Gagliardi.

10.6 Employment Agreement between Richmond County Savings Bank and Thomas R. Lupo.

10.7 Employment Agreement between Richmond County Savings Bank and Michael A. Nilan.

11.0                Statements re:  Computation of Per Share Earnings.

27.0                Financial Data Schedule.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        RICHMOND COUNTY FINANCIAL CORP.
                                 (Registrant)


Date:     May 17, 1999                     By:   /s/ Michael F. Manzulli
                                                 -------------------------------
                                                 Michael F. Manzulli
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date:     May 17, 1999                     By:   /s/ Thomas R. Cangemi
                                                 -------------------------------
                                                 Thomas R. Cangemi
                                                 Senior Vice President and
                                                 Chief Financial Officer