Form 10-K
period 1999-06-30
RICHMOND COUNTY FINANCIAL CORP
filed 1999-09-28
CIK 1046685

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes:   X      No:
     -----

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the shares of registrant's common stock held by non-affiliates of the Registrant was $563,051,494 as of September 15, 1999.

There were issued and outstanding 31,039,812 common shares of the Registrant's Common as of September 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1999 are incorporated by reference into Part II of this Form 10-K. Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I

     Item 1    Business ........................................................................     1

     Item 2    Properties ......................................................................    35

     Item 3    Legal Proceedings ...............................................................    37

     Item 4    Submission of Matters to a Vote of Security Holders .............................    37

PART II

     Item 5    Market for Registrant's Common Stock and Related Stockholder Matters ............    38

     Item 6    Earnings Summary and Selected Financial Data and
               Condensed Quarterly Statements of Operations ....................................    38

     Item 7    Management's Discussion and Analysis of Financial Condition and Results of
               Operations ......................................................................    38

     Item 7a   Quantitative and Qualitative Disclosures About Market Risk.......................    39

     Item 8    Financial Statements.............................................................    39

     Item 9    Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure.......................................................................    39

PART III

     Item 10   Directors and Executive Officers of the Registrant ..............................    40

     Item 11   Executive Compensation...........................................................    40

     Item 12   Security Ownership of Certain Beneficial Owners and Management ..................    40

     Item 13   Certain Relationships and Related Transactions ..................................    40

PART IV

     Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K .................    41


SIGNATURES......................................................................................    43

                                     PART I

Item 1. Business

General

Richmond County Financial Corp. (the "Company" or the "Registrant") was incorporated under Delaware law in September 1997. On February 18, 1998, the Company acquired Richmond County Savings Bank and subsidiaries (the "Bank"), Staten Island, New York, as part of the Bank's conversion from the mutual to stock form of organization (the "Conversion"). On February 18, 1998, the Company issued an aggregate of 26,423,550 shares of its common stock, par value $0.01 per share, of which 24,466,250 shares were issued in a subscription offering and 1,957,300 shares were issued to the Richmond County Savings Foundation (the "Foundation"), a charitable foundation established by the Bank. Prior to such date, the Company had no assets, liabilities or operations. In connection with the Conversion, the Company raised $234.9 million of net conversion proceeds, of which $117.4 million was utilized for the acquisition of 100% of the outstanding stock of the Bank. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS") and the Securities and Exchange Commission (the "SEC"). At June 30, 1999, the Company had consolidated total assets of $2.8 billion, deposits of $1.6 billion and stockholders' equity of $370.2 million. Currently, the Company's activities consist solely of managing the Bank and investing the portion of net conversion proceeds retained by the Company. The following discussions address the operations of the Bank and its subsidiaries.

The Bank is a community-oriented savings bank, which was originally chartered in the State of New York in 1886. The Bank's principal businesses consist of the acceptance of retail deposits from the general public in the areas surrounding its branch offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential and multifamily mortgage loans and, to a lesser extent, commercial real estate, construction and development, commercial, home equity, consumer and student loans and in mortgage-backed and mortgage-related securities and various debt and equity securities. The Bank's revenues are derived principally from the interest on its mortgage, commercial and consumer loans and securities. The Bank's primary sources of funds are deposits, borrowings, principal and interest payments on loans and securities, and proceeds from the sale of loans and securities.

As a New York State chartered savings bank, the Bank's deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is regulated by the Superintendent of Banks of the State of New York, (the "Superintendent") the New York Banking Board (the "NYBB") and the New York State Banking Department (the "NYSBD").

The Company's executive offices are located at the administrative offices of the Bank, 1214 Castleton Avenue, Staten Island, New York 10310. Its telephone number is (718) 448-2800.

Acquisitions

Bayonne Bancshares, Inc.
At the close of business on March 22, 1999, the Company completed its acquisition of Bayonne Bancshares, Inc. ("Bayonne"), the holding company of First Savings Bank of New Jersey, SLA, a New Jersey State chartered savings and loan association with four full service banking offices located in Bayonne, New Jersey in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $118.5 million for which the Company issued 1.05 shares of its common stock for each outstanding share of Bayonne common stock for a total of 8,668,615 common shares, of which 3,938,731 shares were issued from its treasury shares. Options to purchase 683,577 shares of Bayonne common stock were also converted into options to purchase 717,755 shares of the Company's common stock. The excess of cost over the fair value of net assets acquired ("goodwill") in the transaction was $28.8 million, which is being amortized on a straight line basis over 15 years.

Ironbound Bankcorp, NJ.
At the close of business on March 5, 1999, the Company completed its acquisition of Ironbound Bankcorp, NJ ("Ironbound"), the holding company of Ironbound Bank, a New Jersey chartered commercial bank with three full service commercial banking offices located in the New Jersey counties of Union and Essex, in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $27.7 million. The Company issued 1.463 shares of its common stock for each outstanding share of Ironbound common stock for a total of 1,458,842 common shares. The goodwill attributable to the transaction was $15.3 million, which is being amortized on a straight line basis over 15 years.

Market Area

The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank currently operates 15 banking offices on Staten Island, one banking office in Brooklyn, eight banking offices in the counties of Essex, Hudson and Union, New Jersey, and operates a multifamily loan processing center in Jericho, Long Island.

The Bank's primary deposit gathering area is currently concentrated around the areas where its full service banking offices are located in the counties of Essex, Hudson and Union, New Jersey and in the New York boroughs of Staten Island and Brooklyn, which the Bank generally considers to be its primary market area. The Bank's primary lending area has also historically been concentrated in Staten Island and, to a lesser extent, in the area around its office in Brooklyn. As of June 1998, based on a survey by a nationally-recognized bank consulting firm, the Bank had 18.6% of total deposits in Staten Island.

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

Competition

The Bank faces significant competition, both in making loans and in attracting deposits. The New York City metropolitan area has a high density of financial institutions, many of which are branches of significantly larger institutions that have greater financial resources than the Bank, and all of which are competitors of the Bank to varying degrees. The Bank's competition for loans comes principally from savings banks, commercial banks, savings and loan associations, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from non-depository competitors, such as the mutual fund industry, securities and brokerage firms and insurance companies. There are approximately 11 depository institutions with operations in the Borough of Staten Island. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Lending Activities

Loan Portfolio Composition. The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, monetary policies of the federal government, including the Federal Reserve Board (the "FRB"), legislative tax policies and governmental budgetary matters.

The following table sets forth the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages of the respective portfolios at the dates indicated:

                                                                                  At June 30,
                                        --------------------------------------------------------------------------------------------
                                                 1999                    1998                      1997                 1996
                                        ----------------------   -----------------------   --------------------- -------------------
                                                      Percent                  Percent                 Percent              Percent
                                                        of                       of                      of                    of
                                         Amount        Total      Amount        Total       Amount      Total     Amount     Total
                                        --------    ----------   ---------   -----------   --------  ----------- --------  ---------
                                                                                 (Dollars in thousands)
Real estate loans:
   One- to four-family ...........     $  834,528       62.8%    $470,385        72.2%    $ 394,588      78.4%   $325,139     76.3%
   Multifamily ...................        290,066       21.8       50,491         7.8         2,705       0.5       1,238      0.3
   Commercial real estate ........        107,280        8.1       55,416         8.5        40,713       8.1      39,892      9.3
   Construction  and
      development ................         51,044        3.8       31,297         4.8        18,343       3.7      12,812      3.0
   Home equity ...................         18,575        1.5       15,379         2.4        16,729       3.3      18,054      4.2
   Commercial ....................         14,557        1.1        6,783         1.0         6,662       1.3       6,300      1.5
   Consumer and student ..........         11,817        0.9       21,770         3.3        23,589       4.7      22,932      5.4
                                       ----------   ---------    --------    ---------     --------   --------   --------  --------
                  Gross loans ....     $1,327,867      100.0%     651,521       100.0%      503,329     100.0%    426,367    100.0%
                                                    =========                =========                ========             ========

Less:
    Unamortized discounts, net ...            433                    (631)                     (788)                 (947)
    Deferred loan (costs) fees ...           (888)                    855                      (813)               (1,354)
    Allowance for loan losses ....        (13,885)                 (7,276)                   (5,470)               (4,796)
                                       ----------                --------                  --------              --------
                  Total loans, net      1,313,527                 644,469                   496,258               419,270
Less:
    Loans held for sale, net:
       One- to four-family .......             --                      --                        --                 1,155
                                       ----------                --------                  --------              --------
    Loans receivable held for
       investment, net ...........     $1,313,527                $644,469                  $496,258              $418,115
                                       ==========                ========                  ========              ========

                                              At June 30,
                                         --------------------
                                                 1995
                                         --------------------
                                                     Percent
                                                       of
                                          Amount      Total
                                         --------   ---------
Real estate loans:
   One- to four-family ...........        $303,734    76.2%
   Multifamily ...................             811     0.2
   Commercial real estate ........          40,037    10.1
   Construction  and
      development ................          10,487     2.6
   Home equity ...................          16,518     4.1
   Commercial ....................           5,039     1.3
   Consumer and student ..........          21,795     5.5
                                          --------  -------
                  Gross loans ....         398,421   100.0%
                                                    =======
Less:
    Unamortized discounts, net ...          (1,105)
    Deferred loan (costs) fees ...          (1,632)
    Allowance for loan losses ....          (3,275)
                                          --------
                  Total loans, net         392,409
Less:
    Loans held for sale, net:
       One- to four-family .......              --
                                          --------
    Loans receivable held for
       investment, net ...........        $392,409
                                          ========

Loan Originations. The Bank originates both adjustable-rate and fixed-rate one- to four-family mortgage loans, multifamily loans, commercial real estate loans, construction and development loans, home equity loans, commercial loans, consumer loans and student loans. The Bank's one- to four-family mortgage lending activities are conducted primarily through the utilization of mortgage brokers and by the Bank's loan personnel, generally operating in the Bank's loan center. Although the Bank has authorized the use of approximately 64 mortgage brokers in connection with one- to four-family loan originations, the Bank primarily utilizes the services of 41 mortgage brokers operating primarily on Staten Island and in Brooklyn. During the years ended June 30, 1999 and 1998, the Bank originated $129.9 million and $74.3 million, respectively, of one- to four-family loans through mortgage brokers and $120.3 million and $44.1 million, respectively, of such loans through Bank personnel. Recently, the Bank began offering, through brokers, its fully processed loan program, which is a zero point loan that is originated and processed by the broker. The Bank pays mortgage brokers a processing fee for a fully processed loan. All loans are underwritten by the Bank pursuant to the Bank's loan underwriting policies and procedures.

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

Generally, all loans are originated for investment with certain exceptions for longer-term fixed-rate one- to four-family mortgage loans. From time to time, the Bank will retain fixed-rate mortgage loans with terms over 15 years, depending on the asset quality and the interest rate risk position of the Bank. The one- to four-family loan products currently originated for sale by the Bank include a variety of mortgage loans that conform to underwriting standards specified by Fannie Mae ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") ("conforming loans"). Loans that do not conform to FNMA or FHLMC standards due to loan amounts ("jumbo loans") are originated for the Bank's portfolio. With the exception of customary provisions relating to breaches of representations and warranties, sales of loans are made without recourse to the Bank in the event of default by the borrower. The Bank generally retains the servicing rights on the mortgage loans sold to FHLMC.

At June 30, 1999, the Bank was servicing its own portfolio of $1.3 billion of loans receivable and $115.8 million of loans for others, primarily consisting of conforming fixed-rate loans sold by the Bank. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans.

During the years ended June 30, 1999 and June 30, 1998, the Bank originated $250.2 million and $118.4 million of fixed-rate and adjustable-rate one- to four-family loans, respectively, of which $250.2 million and $118.4 million, respectively, were retained by the Bank. The fixed-rate loans retained by the Bank consisted primarily of loans with terms of 15 to 30 years. At June 30, 1999, the Bank had no mortgage loans held for sale. The Bank has, in the past, purchased participations in loans, primarily one- to four-family mortgage loans, and had approximately $325,000 of participations in loans at June 30, 1999. The Bank acquired $72.5 million in purchased whole loans as a result of the acquisition of Bayonne Bancshares, Inc.

The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.

                                                                                     For the Year Ended June 30,
                                                                          ------------------------------------------------
                                                                             1999               1998                1997
                                                                          ----------         ----------         ----------
                                                                                           (In thousands)
Gross loans:
Balance outstanding at beginning of period ......................         $  651,521         $  503,329         $  426,367
                                                                          ----------         ----------         ----------
     Loans originated:
            One- to four-family .................................            250,204            118,384            100,487
            Multifamily .........................................            235,213              9,393              1,616
            Commercial real estate ..............................             16,134             22,537              4,454
            Construction and development ........................             28,447             22,280             13,444
            Home equity .........................................              6,603              3,567              5,824
            Commercial ..........................................              9,848             10,083              3,636
            Consumer and student ................................              2,458              7,024              7,790
                                                                          ----------         ----------         ----------
                     Total loans originated .....................            548,907            193,268            137,251
                     Loans of acquired institutions, net ........            332,639                 --                 --
      Loans purchased ...........................................              1,500             38,616                910
                                                                          ----------         ----------         ----------
                     Total loans originated and purchased .......            883,046            231,884            138,161
                                                                          ----------         ----------         ----------
Less:
      Principal repayments ......................................            113,189             83,120             58,485
      Sales of loans ............................................             15,821                 --              2,004
      Mortgage securitization ...................................             77,159                 --                 --
      Transfers to real estate owned ............................                482                532                673
      Principal charged off .....................................                 49                 40                 37
                                                                          ----------         ----------         ----------
 Total loans receivable held for investment at end of period ....         $1,327,867         $  651,521         $  503,329
                                                                          ==========         ==========         ==========

Loan Maturity. The following table shows the contractual maturity of the Bank's loan portfolio at June 30, 1999. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $113.2 million, $83.1 million, and $58.5 million for the years ended June 30, 1999, 1998 and 1997, respectively.

                                                                                At June 30, 1999
                                              -------------------------------------------------------------------------------------
                                                                       Real Estate Loans
                                              -----------------------------------------------------------------------
                                                One- to                                  Construction
                                                  Four-        Multi-     Commercial         and             Home
                                                 Family        Family     Real Estate     Development       Equity      Commercial
                                              -----------   -----------   -----------     -----------     -----------   -----------
                                                                                                 (In thousands)
Amounts due:
     Within one year ......................   $     2,461   $       711   $     2,262     $    34,459     $       337   $     5,587
                                              -----------   -----------   -----------     -----------     -----------   -----------
     After one year:
         More than one year to
                      three years .........        10,994         2,762        21,819          16,585             449         7,530
         More than three years to
                      five years ..........        10,642           579         7,507              --             425           949
         More than five years to 10
                      years ...............       143,209        14,039        33,767              --           5,803           491
         More than 10 years to 20
                      years ...............       248,846       271,975        39,248              --           9,457            --

         More than 20 years ...............       418,376            --         2,677              --           2,104            --
                                              -----------   -----------   -----------     -----------     -----------   -----------
         Total due after June 30,
                     2000 .................       832,067       289,355       105,018          16,585          18,238         8,970
                                              -----------   -----------   -----------     -----------     -----------   -----------
         Total amount due .................   $   834,528   $   290,066   $   107,280     $    51,044     $    18,575   $    14,557
                                              ===========   ===========   ===========     ===========     ===========   ===========
         Less:
         Unamortized discounts, net.............................................................................................
         Deferred loan costs, net...............................................................................................
         Allowance for possible loan losses.....................................................................................

Loans receivable held for investment, net


                                                  Consumer      Total
                                                    and         Loans
                                                  Student     Receivable
                                                -----------   -----------
Amounts due:
     Within one year ......................     $       876   $    46,693
                                                -----------   -----------
     After one year:
         More than one year to
                      three years .........           9,375        69,514
         More than three years to
                      five years ..........             291        20,393
         More than five years to 10
                      years ...............           1,156       198,465
         More than 10 years to 20
                      years ...............             115       569,641
         More than 20 years ...............               4       423,161
                                                -----------   -----------
         Total due after June 30,
                     2000 .................          10,941     1,281,174
                                                -----------   -----------
         Total amount due .................     $    11,817     1,327,867
                                                ===========   -----------
         Less:
         Unamortized discounts, net.......................            433
         Deferred loan costs, net.........................           (888)
         Allowance for possible loan losses...............        (13,885)
                                                              -----------
Loans receivable held for investment, net                     $ 1,313,527
                                                              ===========

The following table sets forth at June 30, 1999, the dollar amount of gross loans receivable contractually due after June 30, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                                                                          Due After June 30, 2000
                                                                        ------------------------------------------------------------
                                                                           Fixed                 Adjustable                 Total
                                                                        ----------               ----------               ----------
                                                                                               (In thousands)
Real estate loans:
   One- to four-family ..................................               $  517,386               $  314,681               $  832,067
   Multifamily ..........................................                   23,887                  265,468                  289,355
   Commercial real estate ...............................                   31,038                   73,980                  105,018
   Construction and development .........................                       --                   16,585                   16,585
   Home equity ..........................................                    7,220                   11,018                   18,238
                                                                        ----------               ----------               ----------
      Total real estate loans ...........................                  579,531                  681,732                1,261,263
Commercial loans ........................................                    1,412                    7,558                    8,970
Consumer and student loans ..............................                    3,339                    7,602                   10,941
                                                                        ----------               ----------               ----------
      Total loans receivable ............................               $  584,282               $  696,892               $1,281,174
                                                                        ==========               ==========               ==========

One- to four-family Loans. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank's primary market area, primarily with maturities of up to 30 years. One- to four-family mortgage loan originations are obtained through the use of mortgage brokers, the Bank's loan center, existing or past customers, advertising, and referrals from real estate brokers and attorneys.

At June 30, 1999, the Bank's one- to four-family loans totaled $834.5 million, or 62.8%, of gross loans. Of the one- to four-family loans outstanding at that date, 63.1% were fixed-rate mortgage loans and 36.9% were adjustable-rate mortgage loans. The Bank generally offers fixed-rate mortgage loans with terms of 15 and 30 years. The Bank, from time to time may sell fixed-rate residential mortgage loans it originates with terms in excess of 15 years, except for non-conforming loans, to FHLMC, and retains the servicing on all loans sold, although the Bank may retain fixed-rate mortgage loans with terms exceeding 15 years, depending on the asset quality and the interest rate risk position of the Bank. The Bank generally retains for its portfolio shorter-term, fixed-rate loans with maturities of 15 years or less and all adjustable-rate one- to four-family loans.

The Bank currently offers a number of adjustable-rate mortgage loans with terms of up to 30 years and interest rates which adjust annually from the outset of the loan or which adjust annually after a one, three, five or seven year initial fixed period. Forty-year terms are available on certain adjustable-rate loans. The interest rates for the Bank's adjustable-rate mortgage loans are indexed to the one or three year U.S. Treasury Securities Index. Interest rate adjustments on loans are limited to a 2% periodic adjustment cap (2.5% on five-year adjustable-rate loans) and a maximum adjustment of 6% over the life of the loan. Certain of the Bank's adjustable-rate mortgage loans can be converted to a fixed-rate loan with interest rates based upon the then-current market rates plus a varying margin.

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

One- to four-family residential mortgage loans are generally underwritten according to FNMA or FHLMC guidelines. The Bank currently originates one- to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan and up to 97% of the appraised value or selling price if private mortgage insurance is obtained. Mortgage loans originated by the Bank include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

In an effort to provide financing for low and moderate-income homebuyers, the Bank participates in residential mortgage programs and products sponsored by the State of New York Mortgage Association ("SONYMA"). The SONYMA mortgage programs provide low and moderate-income households with fixed-rate loans, which have market rates generally below prevailing fixed-rate mortgages and which allow below market down payments. At June 30, 1999, $10.2 million, or 0.8% of total loans, were sponsored by SONYMA.

Multifamily Lending. During fiscal 1998, the Bank increased its origination of multifamily loans through the establishment of a separate department staffed by personnel experienced in the multifamily lending business. During fiscal 1999, the Bank originated $235.2 million, of multifamily loans as compared to originations of $9.4 million and $1.6 million in fiscal years 1998 and 1997, respectively. As a result, the Bank had approximately $290.1 million, or 21.8% of the total loan portfolio invested in multifamily loans. The largest multifamily loan in the Bank's portfolio at June 30, 1999 was a $13.2 million loan secured by six individual multifamily apartment dwellings in the Borough of The Bronx.

Multifamily loans generally involve large principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multifamily properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by originating such loans within market areas where it has knowledge and experience.

In reaching its decision on whether to make a multifamily loan, the Bank considers the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. Multifamily loans originated by the Bank require a debt service coverage ratio of at least 120% and a loan to value ratio of no more than 75% of the lower of the appraised value or sales price of the underlying property. Generally, these loans are five year adjustable-rate loans with a term of 15 years and an amortization schedule not exceeding 30 years. The Bank's multifamily loans are originated with rates that are generally fixed for the first five years with a single adjustment on the fifth anniversary of the loan based upon the average monthly yield on the U.S. Treasury obligations, adjusted to a constant maturity of five years, plus a margin of 1.75% to 2.50%.

Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties used for business purposes or a combination of residential and retail purposes and that are generally located in the Bank's primary market area. All mixed-use properties are classified as commercial real estate. At June 30, 1999, the Bank's commercial real estate loan portfolio totaled approximately $107.3 million, or 8.1%, of total loans. The Bank's underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 75% of the lower of the appraised value or sales price of the property, subject to the Bank's current regulatory loans-to-one-borrower limit. These loans generally may be made with terms up to 20 years and are generally offered at interest rates that adjust every one, three or five years, utilizing the corresponding U.S. Treasury Securities Index as a base. The Bank also offers fixed-rate commercial real estate loans with 10 year terms. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. In addition, the Bank considers the business activities and present and past uses of the properties in evaluating potential environmental issues and, where such consideration indicates a need, a more detailed investigation by a qualified environmental expert is conducted. The Bank has generally required that the properties securing commercial real estate loans have a debt service coverage ratio (the ratio of earnings before debt service to debt service) of at least 120%. Exceptions to this ratio are considered on an individual basis and must be approved by the appropriate lending authority. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The largest commercial real estate loan in the Bank's portfolio at June 30, 1999 was a $4.8 million loan secured by four ground leases owned by the Bayonne School District.

Loans secured by commercial real estate properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, or business operated on such properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service coverage ratio. As part of the operating strategy, the Bank intends to continue to emphasize its commercial real estate lending activities in its primary market area depending on the demand for such loans and commercial real estate market conditions.

Construction and Development Lending. The Bank originates construction and development loans for the development of commercial and residential property located in its primary market area, and may originate construction and development loans outside its primary market area to existing customers. At June 30, 1999, the Bank had $51.0 million of construction loans, most of which related to the construction of one- to four-family properties, of which $19.1 million of these loans were outstanding at that date. The Bank originates loans for the acquisition of commercial and residential property located in its primary market area usually if such acquisition loan is part of an overall development loan. Construction loans are offered primarily to experienced local developers operating in the Bank's primary market area and, to a lesser extent, to individuals for the construction of their residences. The majority of the Bank's construction loans are originated primarily to finance the construction of one- to four-family, owner-occupied residential real estate, and commercial real estate properties located in the Bank's primary market area. Construction loans are generally offered with terms of up to two years. Construction loans may be made in amounts up to 75% of the estimated cost of construction, or up to 80% in the case of loans to individuals for the construction of their residences. With respect to commercial construction loans, the Bank generally requires borrowers, with whom the Bank does not have experience, to secure permanent-financing commitments from generally recognized lenders for an amount equal to or greater than the amount of the loan. In some cases, the Bank may itself provide permanent financing. Loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Bank's lending officers warrant.

The Bank originates land loans to local developers for the purpose of holding or developing the land for sale. At June 30, 1999, the Bank had $19.2 million of land loans. Such loans are secured by a lien on the property, and limited to 65% of the appraised value of the secured property on raw land or up to 75% on developed building lots, and have terms of up to two years, with floating interest rates based on the prime rate (which is the prime rate as published in The Wall Street Journal). The principal of the loan is reduced as lots are sold and released. The Bank's land loans are generally secured by property in its primary market area; however, the Bank may originate land loans outside its primary market area to existing customers. In addition, the Bank generally originates such loans to developers with whom it has established relationships and obtains personal guarantees.

Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. The largest construction loan in the Bank's portfolio at June 30, 1999, was a $7.3 million loan for the construction of four story office complex located in the Borough of Staten Island.

Home Equity Lending. The Bank offers fixed-rate, fixed-term home equity loans and lines of credit and adjustable-rate home equity loans in its primary market area. At June 30, 1999, the Bank's home equity loans and lines of credit totaled $18.6 million, or 1.4%, of the Bank's gross loans. Fixed-rate, fixed-term home equity loans and lines of credit are offered in amounts up to 80% of the appraised value of the property (including the first mortgage). Fixed-rate, fixed-term home equity loans and lines of credit are offered with terms of up to 10 years, with interest-only payments during the first five years and repayment of principal and interest during the final five years. Adjustable-rate home equity loans are offered in amounts up to 80% of the appraised value of the property (including the first mortgage) with terms of up to 20 years. Adjustable-rate loans are indexed to the prime rate (which is the prime rate as published in The Wall Street Journal).

Commercial Lending. The Bank also originates commercial loans to small and medium sized businesses operating in the Bank's primary market area. At June 30, 1999, the Bank had $14.6 million of commercial loans, which amounted to 1.1% of the Bank's total loans receivable. Although such loans are sometimes secured by equipment, leases, inventory and accounts receivable, in the case of the Bank, the majority of its commercial loans are secured by real estate. Term loans are generally offered with adjustable rates of interest and terms of up to five years. Secured commercial loans will be made based upon the value of the collateral provided to secure the loan. All term loans fully amortize during the term of such loan. Business lines of credit have terms of up to seven years, if secured, and up to one year, if unsecured. Secured lines of credit will generally be made based upon the collateral provided in securing the line. Interest rates on business lines of credit adjust on a daily basis and are indexed to the prime rate.

The Bank also issues both secured and unsecured letters of credit to business customers of the Bank. Secured letters of credit will be issued in amounts up to 100% of the value of the collateral securing the letter of credit. Acceptable collateral includes an assigned deposit account with the Bank, real estate or marketable securities. Letters of credit have a maximum term of two years. At June 30, 1999, there was $445,400 letters of credit outstanding.

In making commercial loans, the Bank considers primarily the financial resources of the borrower, the borrower's ability to repay the loan out of net operating income, the Bank's lending history with the borrower and the value of any collateral. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. However, personal guarantees may not be required on such loans, depending on the creditworthiness of the borrower and other mitigating circumstances. The Bank's largest commercial loan at June 30, 1999, was approximately $700,000. At such date, the Bank had $11.4 million of unadvanced commercial lines of credit.

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

Consumer and Student Lending. The Bank's portfolio of consumer and student loans consists primarily of student loans, unsecured personal loans and overdraft lines of credit. As of June 30, 1999, consumer and student loans amounted to $11.8 million, or 0.9% of the Bank's total loan portfolio, of which $1.4 million were student loans.

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

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established an Officer Loan Committee, which is comprised of members of senior management, including the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Bank, whom are also Directors of the Bank. The Officer Loan Committee has the authority to approve all loans greater than $100,000, but less than $500,000, with the exception of multifamily loans. The Officer Loan Committee approves all multifamily loans greater than $1.5 million but less than $2.0 million. The Board has also established a Director Loan Committee, comprised of five members of the Board of Directors, whom are not employees of the Bank, to review and approve all loans in amounts greater than the Officer Loan Committee approval limits up to the Bank's lending limit. The Directors Loan Committee discusses and approves all loans and lines of credit in amounts greater than management has authority to approve, within the Committee's designated authority as established from time to time by the Board of Directors. Individual loans over $3 million are to be approved or denied by the Board of Directors and all aggregate lending relationships with a single borrower that exceeds $3 million must be reported to the Board of Directors. In addition, the Board has established lending authority for individual officers as to its various types of loan products.

The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: multifamily loans can be approved by two members of the Multifamily Lending Division, requiring the Multifamily Division Head and one Vice President of the Multifamily Division for up to $1.5 million; residential mortgage loans of up to $250,000 and home equity loans of up to $250,000 can be approved by the Senior Real Estate Officer, construction loans of up to $250,000 can be approved by the Senior Construction Loan Officer; commercial mortgages of up to $250,000, secured commercial loans up to $250,000 and unsecured commercial loans and lines of credit up to $100,000 can be approved by the Senior Commercial Loan Officer. Additionally, individual loans to one borrower may not exceed $3.0 million and aggregate loans to one borrower may not exceed $3.0 million for all loans, with the exception of multifamily loans in which the aggregate loan limit is $12 million, without Board involvement. Total aggregate loans are also subject to the Bank's regulatory loans-to-one-borrower limit, which at June 30, 1999, was 15% of total capital.

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

Delinquent Loans, Real Estate Owned and Classified Assets

Management and the Board of Directors perform a monthly review of all delinquent loans. The Bank's procedures with respect to delinquencies vary, depending upon the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed, that a delinquency notice be mailed no later than the thirtieth day of delinquency and that a late charge be assessed after 15 days. The Bank's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. Mortgage loans, which are more than 45 days delinquent, are referred to the Bank's attorneys for collection. If the loan becomes 75 days delinquent, the Bank's attorneys are instructed to commence foreclosure proceedings.

It was the Bank's policy to discontinue accruing interest on all commercial real estate, construction and commercial loans which were past due 90 days, on all consumer loans which were past due 120 days, and on all one- to four-family residential mortgage loans which were past due 180 days, or, when in the opinion of management, such suspension was warranted. Effective July 1, 1997, the Bank revised this policy such that it does not accrue interest on any loans, including one- to four-family loans secured by real estate, which are more than 90 days delinquent unless, in the opinion of management, collection is probable. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as "real estate owned" ("REO") and is recorded at the lower of the unpaid principal balance or fair value, less costs to sell at the date of acquisition and thereafter. For loans in excess of $25,000, fair value must be substantiated by an appraisal of the property and, thereafter, appraisal of the property on an as-needed basis. At June 30, 1999, the Bank had $6.9 million of nonperforming assets (defined as non-accruing loans and REO).

At June 30, 1999, the Bank's REO net, consisting of foreclosed assets, totaled $997,000, which was comprised of five one- to four-family properties and four mixed use commercial property. Bank personnel generally conduct periodic external inspections on all properties securing loans in foreclosure and generally conduct external appraisals on all properties prior to taking ownership of the property. Based upon such inspections and appraisals, the Bank will charge off any loan principal it deems appropriate at such time. Bank personnel conduct monthly reviews of foreclosed real estate and periodically adjust valuation allowance for possible declines in the value of real estate owned. The Bank is currently offering for sale all REO as a result of foreclosure through brokers and through its own personnel. The Bank's policies generally permit the financing of the sale of its foreclosed real estate on substantially the same terms applicable to its other real estate mortgage loans.

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

All residential real estate loans with loan balances in excess of $500,000 are reviewed annually. Commercial real estate and construction loans with a balance in excess of $500,000 are also reviewed annually. Additionally, loans with balances of $1.0 million or more will be reviewed semi-annually, if conditions warrant. Loan reviews are performed by the loan reviewer, a person not directly involved in the lending or loan administration process. The loan reviewer's findings are submitted to the Directors Loan Committee, composed of five members of the Board of Directors. Meetings are held on a quarterly or on an as-needed basis. Upon review, the Committee will classify the loan and comment as to any corrective action needed. The findings of the Director's Loan Committee will be reported to the Board of Directors on an ongoing basis.

At June 30, 1999, the Bank had $2.0 million of assets designated as Substandard, consisting of 12 loans; there were no loans classified as Doubtful; and $18,000, consisting of 11 consumer loans classified as Loss. At June 30, 1999, the Bank had $3.8 million of assets designated as Special Mention, consisting of 65 loans which were designated Special Mention, due to past loan delinquencies.

The following tables set forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                                                At June 30, 1999
                                                 -----------------------------------------------
                                                       60-89 Days             90 Days or More
                                                 -----------------------   ---------------------
                                                   Number    Principal      Number    Principal
                                                 ---------  ------------   --------  -----------
                                                              (Dollars in thousands)
One- to four-family .......................          14       $1,201           58      $3,816
Multifamily ...............................          --           --           --          --
Commercial real estate ....................           1          639            5       1,461
Construction and development ..............          --           --            1          90
Home equity ...............................           3           96            5         143
Commercial loans ..........................           8          610            8         329
Consumer and student loans ................          10           40           11          18
                                                 -------      -------      -------     -------
         Total ............................          36       $2,586           88      $5,857
                                                 =======      =======      =======     =======
Delinquent loans to total loans(1) ........                     0.19%                    0.45%
                                                              =======                  =======

                                                                At June 30, 1998
                                                 -----------------------------------------------
                                                       60-89 Days             90 Days or More
                                                 -----------------------   ---------------------
                                                   Number    Principal      Number    Principal
                                                 ---------  ------------   --------  -----------
                                                              (Dollars in thousands)
One- to four-family .......................           4       $  481           24      $3,162
Multifamily ...............................          --           --           --          --
Commercial real estate ....................          --           --            5       1,619
Construction and development ..............           4          612            2         606
Home equity ...............................           1           33            1         144
Commercial loans ..........................           3          134           --          --
Consumer and student loans ................          88          273            1           3
                                                 -------      -------      -------     -------
         Total ............................         100       $1,533           33      $5,534
                                                 =======      =======      =======     =======
Delinquent loans to total loans(1) ........                     0.24%                    0.85%
                                                              =======                  =======
                                                                At June 30, 1997
                                                 -----------------------------------------------
                                                       60-89 Days             90 Days or More
                                                 -----------------------   ---------------------
                                                   Number    Principal      Number    Principal
                                                 ---------  ------------   --------  -----------
                                                              (Dollars in thousands)
One- to four-family .......................           3       $  338           20      $2,306
Multifamily ...............................          --           --           --          --
Commercial real estate ....................           1        1,102            6         876
Construction and development ..............           1          100            3         341
Home equity ...............................          --           --            1          30
Commercial loans ..........................           1           18           --          --
Consumer and student loans ................          67          213           89         324
                                                 -------      -------      -------     -------
         Total ............................          73       $1,771          119      $3,877
                                                 =======      =======      =======     =======
Delinquent loans to total loans(1) ........                     0.35%                    0.77%
                                                              =======                  =======

(1) Total loans include loans receivable held-for-investment, plus deferred loan costs, deferred mortgage interest and unamortized discounts, net.

Non-Performing Assets. The following table sets forth information regarding the Bank's non-performing assets.

                                                                                               At June 30,
                                                                    ----------------------------------------------------------------
                                                                      1999          1998          1997          1996          1995
                                                                    --------      --------      --------      --------      --------
                                                                                          (Dollars in thousands)
Non-accrual loans:
            One- to four-family ..............................       $3,959        $3,306        $1,676        $1,695        $1,590
            Multifamily ......................................           --            --            --            --            --
            Commercial real estate ...........................        1,461         1,619           876           939           593
            Construction and development .....................           90           606           120           120           108
            Commercial .......................................          329            --            --            --            --
            Consumer and student .............................           18             3            --            --            --
                                                                     ------        ------        ------        ------        ------
                     Total non-accrual loans .................        5,857         5,534         2,672         2,754         2,291
Loans contractually past due 90 days or more and
    still accruing interest(1) ...............................           --            --         1,205         1,066           704
                                                                     ------        ------        ------        ------        ------
                   Total non-performing loans ................        5,857         5,534         3,877         3,820         2,995
Real estate owned ............................................          997           322           662           612           335
                                                                     ------        ------        ------        ------        ------
                   Total non-performing assets ...............       $6,854        $5,856        $4,539        $4,432        $3,330
                                                                     ======        ======        ======        ======        ======
Allowance for possible loan losses
     as a percent of loans(2) ................................         1.05%         1.12%         1.10%         1.14%         0.83%

Allowance for possible loan losses as a percent of
     total non-performing loans(3) ...........................       237.07        131.50        141.09        125.55        109.35
Non-performing loans as a percent of loans(2)(3) .............         0.45          0.85          0.78          0.91          0.76
Non-performing assets as a percent of total
    assets(3) ................................................         0.25          0.37          0.46          0.48          0.39

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

Non-accrual loans totaled $5.9 million as of June 30, 1999, which included 63 one- to four-family loans, with an aggregate balance of $4.0 million and six commercial real estate loans and construction loans with an aggregate balance of $1.6 million, of which one loan is a $1.1 million commercial mortgage on a mixed-use property in Staten Island, New York. Non-accrual loans do not include student loans delinquent 90 days or more, as the Bank does not classify such loans as non-accrual because delinquent principal and interest on student loans is guaranteed by the U.S. government.

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

As of June 30, 1999, the Bank's allowance for possible loan losses was $13.9 million, or 1.1% of total loans, and 237.1% of non-performing loans as compared to $5.5 million, or 1.1% of total loans, and 131.5% of non-performing loans, as of June 30, 1998. The Bank had total non-performing loans of $5.9 million and $5.5 million at June 30, 1999 and June 30, 1998, respectively, and non-performing loans to total loans of 0.4% and 0.9%, respectively. The Bank will continue to monitor and modify its allowance for possible loan losses as conditions dictate. The Board of Directors reviews the adequacy of the allowance for possible loan losses quarterly. While management believes that, based on information currently available, the Bank's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may, in the future, increase its level of loan loss allowance as a percentage of total loans and non-performing loans in the event it increases the level of multifamily, commercial real estate, construction and development or other lending as a percentage of its total loan portfolio. In addition, the FDIC and NYSBD, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.

                                                                                 Years Ended June 30,
                                                       ------------------------------------------------------------------------
                                                         1999            1998            1997           1996             1995
                                                       --------        --------        --------       --------         --------
                                                                                   (In thousands)
Balance at beginning of period ...............         $ 7,276         $ 5,470         $ 4,796         $ 3,275         $ 3,106
                                                       -------         -------         -------         -------         -------
Allowance of acquired institutions ...........           4,357              --              --              --              --
Provision for loan losses ....................           2,550           2,200           1,080           1,600             600
Charge-offs:
       Real estate loans .....................              60             110             174             166             384
       Commercial real estate ................              50             142              15              --               6
       Consumer and student loans ............             235             281             286             186             150
                                                       -------         -------         -------         -------         -------
                     Total charge-offs .......             345             533             475             352             540
Recoveries:
       Real estate loans .....................              --              --              45              97              48
       Commercial real estate ................              --              88              --             122              --
       Consumer and student loans ............              47              51              24              54              61
                                                       -------         -------         -------         -------         -------
                     Total recoveries ........              47             139              69             273             109
Net charge-offs ..............................             298             394             406              79             431
                                                       -------         -------         -------         -------         -------
Balance at end of period .....................         $13,885         $ 7,276         $ 5,470         $ 4,796         $ 3,275
                                                       =======         =======         =======         =======         =======


The following tables set forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                  At June 30,
                              --------------------------------------------------------------------------------------------------
                                             1999                                           1998
                              ------------------------------------------------  ------------------------------------------------
                                                                  Percent of                                       Percent of
                                                  Percent of       Loans in                        Percent of       Loans in
                                                  Allowance          Each                          Allowance          Each
                                                   to Total       Category to                       to Total       Category to
                                 Amount           Allowance       Total Loans      Amount          Allowance       Total Loans
                              -------------      -----------     -------------  ------------      ------------    --------------
                                                                 (Dollars in thousands)
Real estate(1) .........         $ 6,966              50%              98%         $ 3,581              49%              96%

Commercial .............             230               2                1              156               2                1
Consumer and
     student ...........             195               1                1              325               5                3

Unallocated ............           6,494              47               --            3,214              44               --
                                 -------         -------          -------          -------         -------          -------
Total allowance
     for possible
     loan losses .......         $13,885             100%             100%         $ 7,276             100%             100%
                                 =======         =======          =======          =======         =======          =======


                                                                     At June 30,
                       -----------------------------------------------------------------------------------------------------------
                                     1997                               1996                                1995
                       -----------------------------------  ----------------------------------  ----------------------------------
                                               Percent of                          Percent of                          Percent of
                                  Percent of   Loans in               Percent of   Loans in               Percent of    Loans in
                                  Allowance      Each                 Allowance      Each                 Allowance       Each
                                  to Total    Category to             to Total    Category to             to Total     Category to
                         Amount   Allowance   Total Loans    Amount   Allowance   Total Loans    Amount   Allowance    Total Loans
                       --------- ----------- -------------  -------- -----------  ------------  -------- -----------  ------------
                                                                           (Dollars in thousands)
Real estate(1) .......   $2,619       48%         94%        $2,173       45%         93%        $2,084       64%           93%

Commercial ...........      355        6           1            380        8           3            472       14             1
Consumer and
     Student .........      321        6           5            315        7           4            295        9             6

Unallocated ..........    2,175       40          --          1,928       40          --            424       13            --
                         ------   ------      ------         ------   ------      ------         ------   ------        ------
Total allowance
     for possible
     loan losses .....   $5,470      100%        100%        $4,796      100%        100%        $3,275      100%          100%
                         ======   ======      ======         ======   ======      ======         ======   ======        ======

(1) Real estate includes one- to four-family, multifamily, commercial real estate, construction and development, and home equity loans.

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

The Company's current securities investment policy permits investments in various types of liquid assets, including obligations of the U.S. Treasury and federal agencies, investment and non-investment grade corporate obligations, various types of mortgage-backed and mortgage-related securities, including collateralized mortgage obligations ("CMOs"), corporate equities, commercial paper and insured certificates of deposit.

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

As of June 30, 1999, the Company's securities portfolio totaled $1.2 billion, or 42.2% of total assets, with a weighted average life of 8.1 years and was classified as available for sale.

Mortgage-Backed and Mortgage-Related Securities. The Bank purchases mortgage-backed and mortgage-related securities in order to: (1) generate positive interest rate spreads with minimal administrative expense; (2) lower its credit risk as a result of the guarantees provided by GNMA, FHLMC and FNMA;
(3) utilize these securities as collateral for borrowings; and (4) maintain sufficient liquidity levels for the Bank. The Bank has primarily invested in mortgage-backed and mortgage-related securities issued or sponsored by GNMA, FHLMC and FNMA and private issuers.

The Bank also invests in CMOs issued or sponsored by FNMA and FHLMC, as well as private issuers. At June 30, 1999, mortgage-backed and mortgage-related securities totaled $866.8 million, or 31.4% of total assets, with a weighted average yield of 6.44%. The increase in such securities reflects management's recent revisions to its investment strategy, placing greater emphasis on mortgage-backed and mortgage-related securities, the investment of conversion proceeds and leverage strategy conducted. At June 30, 1999, the Company's CMO portfolio totaled $359.3 million, or 13.0% of total assets, consisting of $304.4 million of CMOs issued by private issuers and $54.9 million issued by the government sponsored agencies. The Company policy limits its privately issued CMOs to non-high risk securities rated "AAA" by two rating agencies, with an average life of seven years or less and limits the amount of such investment to 40% of total assets. For government sponsored CMOs, the policy limits such investments to non-high risk securities that have an average life of 10 years or less. The credit rating of the specific CMOs owned are monitored on a regular basis. The current investment policy prohibits the purchase of higher risk CMOs, which are defined as those securities exhibiting significantly greater volatility of estimated average life and price relative to interest rates than do standard 30-year fixed-rate securities. At such date, the Company's CMO portfolio had an estimated average life of 2.1 years and a weighted average yield of 6.51%.

Debt Securities. The Company's investment in debt securities consists primarily of investments in debt securities issued by government sponsored agencies such as FNMA, Federal Home Bank Loan ("FHLB") and FHLMC and creditworthy financial companies. Like the prior year, the Company either sold or allowed to mature its
U. S. government obligations, government sponsored agency debt, corporate and public utility bonds in conjunction with its asset/liability management strategy.

U.S. Agency Obligations. At June 30, 1999, the Company's U.S. government agency securities portfolio totaled $39.3 million, with a weighted average yield of 6.50%. It consists of $11.0 million of callable agency zero-coupon medium term notes and $28.3 million of primarily short-term callable notes.

Financial Bonds. At June 30, 1999, the financial bond portfolio totaled $198.2 million with a weighted average yield of 7.30%, consisting of $111.7 million fixed-rate and $86.5 million floating-rate issues. The majority of the issues are long term and generally issued by investment grade U. S. banks and savings and loan holding companies. All of the Company's financial bonds are callable by the respective issuers pursuant to the terms of the bonds, generally after an initial 10 year holding period. The floating-rate bonds have a weighted average coupon of 5.83% and reset quarterly, based on the Three Month LIBOR (London Interbank Offer Rate) Index plus margins ranging from 0.50% to 1.80%. The current policy of the Company limits the purchases of financial bonds to a maturity of 30 years or less, a total investment of 10% of total assets, with a 1% limitation for any single issuer.

Equity Securities. At June 30, 1999, the Company's equity securities portfolio totaled $46.5 million, all of which was classified as available for sale. Such portfolio consisted of investments of $30.1 million of investments in preferred stock and $16.4 million of investments in common stock primarily of financial institutions. The Company's policy limit for its common and preferred stock investments is 5% and 7.5% respectively, of its total assets. Current policy permits the purchase of preferred stock rated investment grade. The substantial majority of the preferred stock holdings are redeemable by issuers after five years.

The following table sets forth the composition of the Company's debt and equity and mortgage-backed and mortgage-related securities portfolios in dollar amounts and percentages at the dates indicated:

                                                                                    At June 30,
                                                   --------------------------------------------------------------------------------
                                                            1999                       1998                        1997
                                                   ------------------------   -------------------------  --------------------------
                                                                   Percent                     Percent                     Percent
                                                     Amount        of Total     Amount         of Total    Amount          of Total
                                                   -----------    ---------   ---------       ---------  ----------       ---------
                                                                              (Dollars in thousands)
Debt securities:
         Corporate bonds .......................   $       --            --%  $    5,213          0.62%  $   68,483         15.66%
         U.S. Government obligations ...........          300          0.03        8,989          1.07       52,757         12.06
         Agency securities .....................       39,312          3.37       24,675          2.93       39,457          9.02
         Public utilities ......................           --            --       14,385          1.70       36,489          8.34
         Municipal bonds .......................        1,572          0.14        1,182          0.14        1,149          0.26
         Other debt obligations (1) ............        1,763          0.15        2,249          0.27        6,866          1.57
         Asset backed notes ....................        9,963          0.86        9,988          1.18           --            --
         Financial bonds .......................      198,246         17.02      115,863         13.74           --            --
                                                   ----------        ------   ----------        ------   ----------        ------
            Total debt securities ..............      251,156         21.57      182,544         21.65      205,201         46.91
                                                   ----------        ------   ----------        ------   ----------        ------

Equity securities:
         Preferred stock .......................       30,097          2.59       28,448          3.37       14,158          3.24
         Common stock ..........................       16,358          1.40       27,056          3.21        3,814          0.87
         Mutual funds ..........................           --            --          842          0.10        1,734          0.40
                                                   ----------        ------   ----------        ------   ----------        ------
            Total equity securities ............       46,455          3.99       56,346          6.68       19,706          4.51
                                                   ----------        ------   ----------        ------   ----------        ------

Mortgage-backed and mortgage-related securities:
         FHLMC pass-through ....................      161,472         13.86       97,362         11.55       82,237         18.80
         GNMA pass-through .....................      159,247         13.68      185,023         21.94       11,824          2.70
         FNMA pass-through .....................       97,055          8.33       76,451          9.07           --            --
         Private issuer pass-through ...........       89,734          7.71       18,208          2.16        3,276          0.75
         Agency CMOs ...........................       54,922          4.72       39,125          4.64       36,934          8.44
         Private issuer CMOs ...................      304,414         26.14      188,135         22.31       78,249         17.89
                                                   ----------        ------   ----------        ------   ----------        ------
            Total mortgage-backed and mortgage-
                 related securities ............      866,844         74.44      604,304         71.67      212,520         48.58
                                                   ----------        ------   ----------        ------   ----------        ------
            Total securities ...................   $1,164,455        100.00%  $  843,194        100.00%  $  437,427        100.00%
                                                   ==========        ======   ==========        ======   ==========        ======

Debt and equity securities available for sale ..   $  297,611         25.56%  $  238,890         28.33%  $   19,706          4.51%
Debt and equity securities held to maturity ....           --            --           --            --      205,201         46.91
                                                   ----------        ------   ----------        ------   ----------        ------
            Total debt and equity securities ...      297,611         25.56      238,890         28.33      224,907         51.42
                                                   ----------        ------   ----------        ------   ----------        ------
Mortgage-backed and mortgage-related
      securities available for sale ............      866,844         74.44      604,304         71.67       27,398          6.26
Mortgage-backed and mortgage-related
      securities held to maturity ..............           --            --           --            --      185,122         42.32
                                                   ----------        ------   ----------        ------   ----------        ------
            Total mortgage-backed and mortgage-
                 related securities ............      866,844         74.44      604,304         71.67      212,520         48.58
                                                   ----------        ------   ----------        ------   ----------        ------
            Total securities ...................   $1,164,455        100.00%  $  843,194        100.00%  $  437,427        100.00%
                                                   ==========        ======   ==========        ======   ==========        ======

(1)  Consists of Railroad, Foreign and Other Bonds.


The following table sets forth the Company's securities activities for the periods indicated:

                                                                                               For the Year
                                                                                              Ended June 30,
                                                                          -----------------------------------------------------
                                                                              1999                 1998                1997
                                                                          -----------          -----------          -----------
                                                                                              (In thousands)
Beginning balance ...............................................         $   843,194          $   437,427          $   411,037
                                                                          -----------          -----------          -----------

Add:
Debt and equity securities purchased held to maturity ...........                  --                   --               17,611
Debt and equity securities purchased available for sale .........              96,028              173,260               17,678
Mortgage-backed and mortgage-related securities
            purchased held to maturity ..........................                  --                   --              133,668
Mortgage-backed and mortgage-related securities
            purchased available for sale ........................             384,631              608,059               26,478
Securitization ..................................................              77,159                   --                   --
Investments of acquired institutions, net .......................             233,150                   --                   --
Change in net unrealized gain on
            available for sale securities .......................             (34,671)               6,179                  450

Less:
Maturities and redemptions debt and equity securities
            held to maturity ....................................                  --               55,972              127,005
Sales and redemptions of debt and equity securities
            available for sale ..................................             107,141              108,936               11,938
Maturities and redemptions of mortgage-backed and
            mortgage-related securities held to maturity ........                  --               29,237                3,609
Principal repayments on mortgage-backed and
            mortgage-related securities held to maturity ........                  --               31,987               25,315
Sales and redemptions of mortgage-backed and
            mortgage-related securities available for sale ......              63,931               69,074                   --
Principal repayments on mortgage-backed and
            mortgage-related securities available for sale ......             264,460               86,073                  479
Realized (gains) losses on sales of mortgage-backed and
            mortgage-related securities .........................                (272)                 287                   --
Realized (gains) losses on debt and equity securities ...........              (2,800)                (317)                 110
Amortization of investment premiums, net accretion
            of discount .........................................               2,576                  482                1,039
                                                                          -----------          -----------          -----------

Ending balance ..................................................         $ 1,164,455          $   843,194          $   437,427
                                                                          ===========          ===========          ===========

The following table sets forth certain information regarding the amortized cost and market values of the Company's debt and equity and mortgage-backed and mortgage-related securities, at the dates indicated:

                                                                                         At June 30,
                                                        ----------------------------------------------------------------------------
                                                                 1999                        1998                        1997
                                                        ------------------------   ------------------------    ---------------------
                                                          Amortized    Market        Amortized   Market          Amortized  Market
                                                            Cost        Value          Cost       Value            Cost      Value
                                                        -----------   ----------   -----------  -----------    -----------  --------
                                                                                         (In thousands)
Debt securities held to maturity:
   U.S. Government obligations ....................     $       --    $      --     $      --   $       --     $   52,757   $ 52,815
   Agency securities ..............................             --           --            --           --         39,457     39,522
   Municipal bonds ................................             --           --            --           --          1,149      1,198
   Corporate bonds ................................             --           --            --           --        104,972    104,930
   Other debt obligations..........................             --           --            --           --          6,866      6,897
                                                        ----------   ----------    ----------    ---------    -----------   --------
          Total debt securities held to maturity ..             --           --            --           --        205,201    205,362
                                                        ----------   ----------    ----------   ----------    -----------   --------
Debt securities available for sale:
   U.S. Government obligations ....................            300           300        8,960        8,989           --           --
   Agency securities ..............................         41,564        39,312       24,484       24,675           --           --
   Municipal bonds ................................          1,575         1,572        1,119        1,182           --           --
   Corporate bonds ................................             --            --       19,425       19,598           --           --
   Other debt obligations (1) .....................          1,762         1,763        2,218        2,249           --           --
   Asset backed notes .............................          9,981         9,963        9,954        9,988           --           --
   Financial bonds ................................        204,447       198,246      114,153      115,863           --           --
                                                        ----------   -----------   ----------   ----------    ---------     --------
        Total debt securities available for sale ..        259,629       251,156      180,313      182,544           --           --
                                                        ----------   -----------   ----------   ----------    ---------     --------
Equity securities available for sale:
   Mutual funds ...................................             --            --          605          842        1,629        1,734
   Preferred stock ................................         29,687        30,097       27,146       28,448       14,027       14,158
   Common stock ...................................         16,218        16,358       24,786       27,056        3,578        3,814
                                                        ----------    ----------   ----------   ----------   ----------     --------
         Total equity securities available for sale         45,905        46,455       52,537       56,346       19,234       19,706
                                                        ----------    ----------   ----------   ----------   ----------     --------
Mortgage-backed and mortgage-related securities:
Held to maturity:
   FHLMC pass-through .............................             --            --           --           --       82,237       83,584
   Private issuer pass-through ....................             --            --           --           --        3,276        3,281
   Agency CMOs ....................................             --            --           --           --       32,248       32,336
   Private issuer CMOs ............................             --            --           --           --       67,361       67,392
                                                        ----------    ----------   ----------   ----------   ----------     --------
         Total mortgage-backed and mortgage-related
            securities held to maturity ...........             --            --           --           --      185,122      186,593
                                                        ----------    ----------   ----------   ----------   ----------     --------
Available for sale:
   FHLMC pass-through .............................        166,129       161,472       96,970       97,362       11,710       11,824
   GNMA pass-through ..............................        162,446       159,247      185,098      185,023           --           --
   FNMA pass-through ..............................         98,465        97,055       76,616       76,451           --           --
   Private issuer pass-through ....................         92,664        89,734       18,143       18,208           --           --
   Agency CMOs ....................................         55,849        54,922       39,165       39,125        4,693        4,686
   Private issuer CMOs ............................        311,274       304,414      187,587      188,135       10,881       10,888
                                                        ----------    ----------   ----------   ----------   ----------     --------
         Total mortgage-backed and mortgage-related
            securities available for sale .........        886,827       866,844      603,579      604,304       27,284       27,398
Net unrealized (loss) gain on
   available for sale securities ..................        (27,906)           --        6,765           --          586           --
                                                        ----------    ----------   ----------   ----------   ----------     --------
Total securities ..................................     $1,164,455    $1,164,455   $  843,194   $  843,194   $  437,427   $  439,059
                                                        ==========    ==========   ==========   ==========   ==========   ==========

(1) Consists of Railroad, Foreign and Other Bonds.

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio as of June 30, 1999.

                                                                        At June 30, 1999
                                       --------------------------------------------------------------------------------------
                                                               More than One          More than Five
                                        One Year or Less     Year to Five Years     Years to Ten Years   More than Ten Years
                                       -----------------     ------------------     ------------------   --------------------
                                                 Weighted               Weighted              Weighted               Weighted
                                       Carrying   Average   Carrying     Average   Carrying    Average  Carrying      Average
                                         Value     Yield      Value       Yield      Value      Yield     Value        Yield
                                       -------    -------   --------   ----------  ---------   --------  --------    ---------
                                                                  (Dollars in thousands)
Available for sale:
  Debt securities:
     Municipal bonds ...............  $      277    3.17%  $      957      3.32%  $      338     4.08%  $       --       --%
     U.S. Government obligations ...         300    4.78           --        --           --       --           --       --
     Agency securities .............         500    5.49       16,696      6.05        9,600     6.63       12,516     7.02
     Other debt obligations ........          --      --        1,763      6.84           --       --           --       --
     Asset backed notes ............          --      --           --        --        9,963     7.00           --       --
     Financial bonds ...............          --      --        1,403      6.41        6,652     8.82      190,191     7.25
                                      ----------           ----------             ----------            ----------
Total debt securities
  available for sale ...............       1,077    4.70       20,819      6.02       26,553     7.28      202,707     7.24
                                      ----------           ----------             ----------            ----------
   Mortgage-backed and
        mortgage-related securities:
     FHLMC pass-through ............          --      --        5,701      6.94           --       --      155,771     6.18
     GNMA pass-through .............          --      --           --        --           --       --      159,247     6.73
     FNMA pass-through .............          --      --        5,518      5.40       27,410     6.15       64,127     6.34
     Private issuer pass-through ...          --      --           --        --        2,301     7.27       87,433     6.26
     Agency CMOs ...................          --      --           --        --           --       --       54,922     6.54
     Private issuer CMOs ...........          --      --           --        --           --       --      304,414     6.50
                                      ----------           ----------             ----------            ----------
Total mortgage-backed and
  mortgage-related securities
  available for sale ...............          --      --       11,219      6.18       29,711     6.24      825,914     6.45
                                      ----------           ----------             ----------            ----------
  Equity securities:
      Preferred stock ..............          --      --        4,500      5.09       12,451     6.20       13,146     6.19
      Common stock .................          --      --           --        --           --       --       16,358     2.85
                                      ----------           ----------             ----------            ----------
Total equity securities ............          --      --        4,500      5.09       12,451     6.20       29,504     4.34
                                      ----------           ----------             ----------            ----------
Total securities
  available for sale ...............  $    1,077    4.70   $   36,538      5.95   $   68,715     6.63   $1,058,125     6.54
                                      ==========           ==========             ==========            ==========

                                            At June 30, 1999
                                       ------------------------------
                                                  Total
                                        -----------------------------
                                                      Weighted
                                         Carrying      Average
                                           Value        Yield
                                        ----------    ---------------

Available for sale:
  Debt securities:
     Municipal bonds ...............     $    1,572        3.46%
     U.S. Government obligations ...            300        4.78
     Agency securities .............         39,312        6.49
     Other debt obligations ........          1,763        6.84
     Asset backed notes ............          9,963        7.00
     Financial bonds ...............        198,246        7.30
                                         ----------
Total debt securities
  available for sale ...............        251,156        7.13
                                         ----------
   Mortgage-backed and
        mortgage-related securities:
     FHLMC pass-through ............        161,472        6.21
     GNMA pass-through .............        159,247        6.73
     FNMA pass-through .............         97,055        6.23
     Private issuer pass-through ...         89,734        6.28
     Agency CMOs ...................         54,922        6.54
     Private issuer CMOs ...........        304,414        6.50
                                         ----------

Total mortgage-backed and
  mortgage-related securities
  available for sale ...............        866,844        6.44
                                         ----------

  Equity securities:
      Preferred stock ..............         30,097        6.03
      Common stock .................         16,358        2.85
                                         ----------
Total equity securities ............         46,455        4.91
                                         ----------
Total securities
  available for sale ...............     $1,164,455        6.53
                                         ==========

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

At June 30, 1999, the Bank's deposits totaled $1.6 billion, of which 89.6% were interest-bearing deposits. For year ended June 30, 1999, the average balance of core deposits totaled $722.2 million, or 63.7% of total average deposits. At June 30, 1999, the Bank had a total of $598.5 million in certificates of deposit, of which $453.0 million had maturities of less than one year. For the year ended June 30, 1998, the average balance of core deposits represented approximately 66.0% of total deposits and certificate accounts represented 34.0%, as compared to core deposits representing 63.7% of total deposits and certificate accounts representing 36.3% of deposits for year ended June 30, 1999. Although the Bank has a significant portion of its deposits in savings accounts, management monitors activity on the Bank's savings accounts and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates it may offer on deposit products.

The flow of deposits is influenced significantly by general economic conditions, changes inmoney market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including television and print media, and generally does not solicit deposits from outside its market area. While the Bank has historically not accepted brokered deposits, the Bank is currently in the process of establishing relationships with deposit brokers and may, in the future, utilize brokered deposits as a funding source, depending on market conditions.

The following table presents the deposit activity of the Bank for the periods indicated:

                                                                                           For the Year Ended June 30,
                                                                            --------------------------------------------------------
                                                                                1999                  1998                  1997
                                                                            -----------            -----------          ------------
                                                                                                  (In thousands)
Net deposits ..................................................               $108,989               $ 34,168               $ 38,896
Deposits of acquired institutions, net ........................                523,742                     --                     --
Interest credited on deposit accounts .........................                 35,931                 30,822                 27,707
                                                                              --------               --------               --------
Total increase in deposit accounts ............................               $668,662               $ 64,990               $ 66,603
                                                                              ========               ========               ========

At June 30, 1999, the Bank had outstanding $80.3 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                                         Weighted
         Maturity Period               Amount          Average Rate
----------------------------------   ----------        ------------
                                        (Dollars in thousands)
Three months or less .............    $23,926             5.25%
Over three through six months ....     18,463             4.87
Over six through 12 months .......     17,971             5.13
Over 12 months ...................     19,942             5.62
                                      -------
Total ............................    $80,302             5.23
                                      =======

 The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods ended June 30, 1998 and 1997 presented utilize average month-end balances. The period ended June 30, 1999, utilized daily average balances.


                                                                  For the Year Ended June 30,
                                     --------------------------------------------------------------------------------
                                                       1999                                    1998
                                     ---------------------------------------  ---------------------------------------
                                                       Percent                                 Percent
                                                       of Total    Weighted                    of Total    Weighted
                                       Average         Average     Average      Average        Average     Average
                                       Balance         Deposits      Rate       Balance        Deposits      Rate
                                     ----------        ---------   ---------  -----------     ----------  -----------
                                                                       (Dollars in thousands)
   Money market accounts ......      $   42,973           3.79%      3.22%     $ 39,075           4.23%      3.46%
   Savings accounts ...........         510,476          45.00       2.48       445,057          48.19       2.73
   NOW accounts ...............          35,004           3.08       1.70        19,089           2.07       2.34
   Non-interest-bearing
      accounts ................         133,707          11.79         --       106,189          11.50         --
                                     ----------         ------                 --------         ------
         Total ................         722,160          63.66       2.03       609,410          65.99       2.29
                                     ----------         ------                 --------         ------

Certificates of deposit:
   Less than six months .......          43,366           3.82       4.37        21,096           2.28       4.42
   Over six through
      12 months ...............          84,035           7.41       4.87        57,081           6.18       5.09
   Over 12 through
      24 months ...............         172,659          15.23       5.14       152,047          16.47       5.59
   Over 24 months .............          58,647           5.17       5.89        51,293           5.55       5.81
   Certificates over
      $100,000 ................          53,459           4.71       5.28        32,589           3.53       5.46
                                     ----------         ------                 --------         ------

Total certificates
      of deposit ..............         412,166          36.34       5.17       314,106          34.01       5.44
                                     ----------         ------                 --------         ------

      Total average deposits ..      $1,134,326         100.00%      3.17      $923,516         100.00%      3.36
                                     ==========        =======                 ========         ======

                                              For the Year Ended June 30,
                                    --------------------------------------------
                                                        1997
                                    --------------------------------------------
                                                       Percent
                                                       of Total    Weighted
                                       Average         Average      Average
                                       Balance         Deposits      Rate
                                    --------------   ------------  ------------

   Money market accounts ......        $ 37,552           4.48%      3.48%
   Savings accounts ...........         432,162          51.61       2.74
   NOW accounts ...............          15,652           1.87       2.36
   Non-interest-bearing
      accounts ................          78,483           9.37         --
                                       --------        -------
         Total ................         563,849          67.33       2.40
                                       --------        -------

Certificates of deposit:
   Less than six months .......          30,437           3.64       4.38
   Over six through
      12 months ...............          46,188           5.52       4.90
   Over 12 through
      24 months ...............         121,109          14.46       5.33
   Over 24 months .............          52,787           6.30       5.75
   Certificates over
      $100,000 ................          23,025           2.75       5.32
                                       --------        -------

Total certificates
      of deposit ..............         273,546          32.67       5.23
                                       --------        -------

      Total average deposits ..        $837,395         100.00%      3.33
                                       ========        =======











The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.


                                                              Period to Maturity from June 30, 1999
                                 ---------------------------------------------------------------------------------------------------

                                  Less than       One to          Two to        Three to      Four to      Five years
                                  One Year       Two years      Three years    Four years    Five years      or more
                                 ----------      ----------     ------------   ------------  ------------  ----------------
                                                                                         (In thousands)
                                 ---------------------------------------------------------------------------------------------------


Certificates of deposit:

0 to 4.00% ..........          $  8,645          $    176          $     90          $     32          $      1          $     10

4.01 to 5.00% .......           305,245            58,310             4,878                59             2,934             1,028

5.01 to 6.00% .......           123,536            40,084             8,504             9,532            10,670             5,866

6.01 to 7.00% .......             3,243               294             3,711               765                --               127

7.01 to 8.00% .......             6,331               576             3,823                --                --                --
                               --------          --------          --------        ----------          --------          --------

  Total .............          $447,000          $ 99,440          $ 21,006        $   10,388          $ 13,605          $  7,031
                               ========          ========          ========        ==========          ========          ========

                                                    At June 30,
                                 ----------------------------------------------
                                       1999             1998           1997
                                    ----------       ----------     ---------
                                -----------------------------------------------

Certificates of deposit:

0 to 4.00% .....................      $  8,954        $  4,871        $  3,369

4.01 to 5.00% ..................       372,454          42,512          75,534

5.01 to 6.00% ..................       198,192         266,741         205,325

6.01 to 7.00% ..................         8,140           6,950           9,553

7.01 to 8.00% ..................        10,730           4,274           4,285
                                      --------        --------        --------

  Total ........................      $598,470        $325,348        $298,066
                                      ========        ========        ========

Borrowed Funds. During fiscal year 1999, the Bank continued to leverage its capital by utilizing borrowings as an additional source of funds for asset growth. At June 30, 1999, the Bank had total borrowings of $757.8 million, which consisted of repurchase agreements with established brokerage firms and advances with the FHLB of New York. These borrowings are collateralized primarily by the Bank's mortgage-backed securities. The Bank had $306.0 million in borrowings at June 30, 1998 and no borrowings at June 30, 1997.

The Bank may continue to utilize borrowings in fiscal year 2000, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread. The maximum amount that the FHLB will advance to member institutions fluctuates from time-to-time, in accordance with the policies of the OTS and the FHLB.

Other Activities

In addition to its traditional lending and deposit products, the Bank also offers certain merchant banking services. These include providing credit card deposit accounts to local merchants. The Bank receives a processing fee from the customer for each credit card transaction processed. The Bank also receives monthly income from terminal and printer sales and rentals. For the years ended June 30, 1999 and 1998, $80,000 and $68,000, or 0.7% and 2.0%, respectively, of total fee income was attributable to credit card processing fees. In addition, the Bank has endorsed and promotes a credit card through a national affinity credit card bank. Under the program, the affinity credit card bank receives and underwrites all credit card applications. The Bank receives royalty payments based on new accounts and renewal accounts, as well as a portion of finance charges assessed. For the years ended June 30, 1999 and 1998, the Bank received $51,000 and $47,000, or 0.4% and 1.4%, respectively, of total fee income through the affinity credit card program.

Subsidiary Activities

RCSB Corp. RCSB Corp. ("RCSB"), a wholly owned subsidiary of the Bank incorporated in the State of New York in 1976, was formed to purchase three branch buildings from the Bank, which are leased back to the Bank. This is currently the only business activity conducted by RCSB. The assets of RCSB totaled $797,202 at June 30, 1999.

Richmond Enterprises, Inc. Richmond Enterprises, Inc., a wholly owned subsidiary of the Bank incorporated in the State of New York in 1983, previously was a partner in a joint-venture real estate development project with a local developer. The development was completed in 1986, and Richmond Enterprises, Inc. has been inactive since that date. Its total assets as of June 30, 1999, were $4,021.

Richmond County Capital Corp. Richmond County Capital Corp. ("RCCC"), a wholly owned subsidiary of the Richmond Investment Corporation, and was incorporated in the State of New York on February 27, 1998, for the purpose of establishing a Real Estate Investment Trust ("REIT"). On April 5, 1999, the Bank exchanged its ownership in RCCC for full ownership in Richmond Investment Corp. Total assets of RCCC as of June 30, 1999 were $284 million.

Richmond Investment Corporation. Richmond Investment Corporation ("RIC"), a wholly owned subsidiary of the Bank, was incorporated in the State of Delaware on March 19, 1999, as the holding company for RCCC. On April 5, 1999, the Bank transferred its ownership of RCCC to RIC. In return, the Bank received full ownership of RIC. As of June 30, 1999, the assets of RIC totaled $50,000.

RCBK Mortgage Corp. RCBK Mortgage Corp., a wholly owned subsidiary of the Bank, was incorporated in New York State on July 9, 1998, and is licensed to conduct business in the states of New Jersey and Pennsylvania. Total assets of RCBK Mortgage Corp. as of June 30, 1999 were $42.3 million.

Bayonne Service Corp. Bayonne Service Corp. ("BSC"), a wholly owned subsidiary of the Bank, was incorporated in the state of New Jersey on November 11, 1982. The Bank assumed ownership of BSC with the acquisition of First Savings Bank of New Jersey, SLA on March 22, 1999. The BSC offers brokerage services in the City of Bayonne, New Jersey.

Bayonne Old Mill Service Corp. Bayonne Old Mill Service Corp. ("BOMSC"), a wholly owned subsidiary of the Bank, incorporated on April 4, 1988, in the State of New Jersey. BOMSC was a subsidiary of First Savings Bank of New

Jersey, SLA and the Bank assumed ownership when it acquired First Savings Bank of New Jersey, SLA on March 22, 1999. It is currently inactive.

Final Bayonne Service Corp. Final Bayonne Service Corp. ("FBSC"), a wholly owned subsidiary of the Bank was incorporated in New Jersey on January 1, 1992. The Bank assumed ownership of FBSC when it acquired First Savings Bank of New Jersey, SLA on March 22, 1999. It is currently inactive.

Pacific Urban Renewal Corp. Pacific Urban Renewal Corp. ("PURC"), a wholly owned subsidiary of the Bank was incorporated on February 2, 1988, in the State of New Jersey. PURC owns a commercial rental property and is qualified to do business under the provisions of the Urban Renewal Corporation and Association Law of New Jersey. It was a wholly owned subsidiary of Ironbound Bank and the Bank assumed ownership when it acquired Ironbound Bank on March 5, 1999.

Ironbound Investment Company. Ironbound Investment Company ("IIC"), is a wholly owned subsidiary of the Bank and was incorporated in New Jersey on April 1, 1996. The Bank assumed ownership of IIC when it acquired Ironbound Bank on March 5, 1999. IIC holds various investment securities and as of June 30, 1999, its assets totaled $29 million.

Personnel

As of June 30, 1999, the Bank had 434 full-time employees and 158 part-time employees. The employees are not represented by a collective bargaining agreement and the Bank considers its relationship with its employees to be good.



                           REGULATION AND SUPERVISION

General

The Company, as a savings and loan holding company, is required to file certain reports and otherwise comply with the rules and regulations of the OTS under the Home Owner's Loan Act, as amended ("HOLA").

The Bank is a New York State chartered stock savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Bank Insurance Fund ("BIF"). The Bank is subject to extensive regulation by the Superintendent, the NYBB, the NYSBD, as its chartering agency, and by the FDIC, as the deposit insurer. The Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions, such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the NYSBD and the FDIC to assess the Bank's compliance with various regulatory requirements and financial condition. This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NYSBD, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations, of the OTS, the NYSBD and the SEC under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings banks and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effect upon the Bank and the Company.

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

The exercise by an FDIC-insured savings bank of the lending and investment powers of a savings bank under the New York State Banking Law is limited by FDIC regulations and other federal law and regulations. In particular, the applicable provisions of New York State Banking Law and regulations governing the investment authority and activities of an FDIC insured state-chartered savings bank have been effectively limited by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the FDIC regulations issued pursuant thereto.

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

In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio (Tier I capital to adjusted total assets as specified in the regulations). These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant. Savings banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

   The following is a summary of the Bank's regulatory capital at June 30, 1999:

   GAAP Capital to Total Assets ......................................    12.03%
   Total Capital to Risk-Weighted Assets .............................    19.84%
   Tier I Leverage Ratio .............................................    10.96%

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

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe for depository institutions under its jurisdiction standards relating to, among other things, internal controls; information systems and audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; compensation; fees and benefits; and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings and compensation; fees and benefits. Most recently, the agencies have adopted guidelines regarding Year 2000 computer compliance. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act, as amended, ("FDIC Act").

Real Estate Lending Standards. The FDIC and the other federal banking agencies have adopted regulations that prescribe standards for extensions of credit that
(1) are secured by real estate or (2) are made for the purpose of financing the construction or improvements on real estate. The FDIC regulations require each institution to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying FDIC guidelines, which include loan-to-value limitations for the different types of real estate loans. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

Dividend Limitations. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. Additionally, the Bank, as a subsidiary of a savings and loan holding company, is required to provide the OTS with 30 days prior written notice before declaring any dividend. The Conversion also restricts the Bank's ability to pay a dividend, if payment of the dividend would impair the liquidation account established in connection with the Conversion.

Investment Activities

Since the enactment of FDICIA, all state-chartered financial institutions, including savings banks and their subsidiaries, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. FDICIA and the FDIC regulations, thereunder, permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements, if it is determined, that such activities or investments do not pose a significant risk to the BIF. The FDIC has recently adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. These revisions, among other things, streamline certain application procedures for healthy banks and impose certain quantitative and qualitative restrictions on a bank's dealings with its subsidiaries engaged in activities not permitted for national bank subsidiaries. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to a FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February, 1993, to invest in listed stocks and/or registered shares subject to the maximum permissible investment of 100% of Tier I capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank, or in the event the Bank converts its charter or undergoes a change in control. As of June 30, 1999, the Bank had $38.6 million of securities, which were subject to such grandfathering authority.

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

Transactions with Affiliates

Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a nonbanking subsidiary of the bank. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies, which are controlled by such parent holding company, are affiliates of the savings bank. The Federal Reserve Board has proposed regulations that would treat as an affiliate, any subsidiary of a savings bank that engages in activities not permissible for the parent savings bank to engage in directly. Generally,
Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term, "covered transaction," includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees of, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates.

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

The FDIC has authority, under federal law, to appoint a conservator or receiver for an insured savings bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state savings bank if that savings bank was "critically undercapitalized," on average, during the calendar quarter beginning 270 days after the date on which the savings bank became "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible equity to total assets that is equal to or less than 2%. See "- Prompt Corrective Regulatory Action." The FDIC may also appoint a conservator or receiver for a state savings bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (1) insolvency (whereby the assets of the savings bank are less than its liabilities to depositors and others); (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (5) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and additional information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for BIF and Savings Association Insurance Fund ("SAIF") deposits currently range from zero basis points to 27 basis points, and the FDIC has determined to retain such range of assessment rates for the first half of 1999. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve the designated reserve ratio of 1.25%, which requirement the BIF and the SAIF currently meet. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. In addition, recent legislation requires BIF-insured institutions, such as the Bank, to assist in the payment of Financing Corporation bonds.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Division. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act, as amended ("CRA"), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FIRREA amended the CRA to require, effective July 1, 1990, public disclosure of an institution's CRA rating and requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. The Bank's latest CRA rating received from the FDIC was "Satisfactory."

New York State Regulation. The Bank is also subject to provisions of the New York State Banking Law, which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA"), which are substantially similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file copies of all federal CRA reports with the NYSBD. The NYCRA also requires the Superintendent to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The NYSBD has adopted, effective December 3, 1997, new regulations to implement the NYCRA. The NYSBD replaced its process-focused regulations with performance-focused regulations that are intended to parallel current CRA regulations of federal banking agencies and to promote consistency in CRA evaluations by considering more objective criteria. The new regulations require a biennial assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and require the NYSBD to make available to the public such rating and a written summary of the results. The Bank's latest NYCRA rating received from the NYSBD was "Satisfactory."

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

Holding Company Regulation

Federal law allows a state savings bank that qualifies as a "qualified thrift lender" ("QTL"), discussed below, to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the HOLA. Such election would result in its holding company being regulated as a savings and loan holding company by the OTS, rather than as a bank holding company by the Federal Reserve Board. The Bank made such election and received approval from the OTS to become a savings and loan holding company. The Company is regulated as a non-diversified unitary savings and loan holding company, within the meaning of the HOLA. As such, the Company registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company.

As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended ("BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulations. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA. Legislation under consideration in Congress would impose restrictions on the activities of unitary savings and loan holding companies subject to grandfathering of existing unitary savings and loan holding companies.

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

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (1) interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

In order to elect and continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a QTL. In order to qualify as a QTL, the Bank must maintain compliance with a Qualified Thrift Lender Test ("QTL Test"). Under the QTL Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A holding company of a savings institution that fails the QTL Test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of June 30, 1999, the Bank maintained in excess of 74.27% of its portfolio assets in qualified thrift investments. The Bank also met the QTL Test in each of the prior 12 months. Recent legislation amendments have broadened the scope of "qualified thrift investments" that go toward meeting the QTL Test to fully include credit card loans, student loans and small business loans. A savings association may also satisfy the QTL Test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986 (the "Code").

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

The Interstate Banking Act permitted, beginning June 1, 1997, the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permitted a state to "opt in" to the provisions of the Interstate Banking Act prior to June 1, 1997, and permitted a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Accordingly, the Interstate Banking Act, beginning June 1, 1997, permitted a bank, such as the Bank, to acquire branches in a state other than New York unless the other state had opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law
           -- ----
expressly permitting out of state banks to establish such branches within its borders.

The Bank has exercised the branching authority provided by the Interstate Banking Act to acquire institutions in New Jersey and establish branches at the offices of the acquired institutions. The Interstate Banking Act provides that the laws of the host state, i.e., New Jersey, regarding community reinvestment, consumer protection, fair lending and establishing interstate branches apply to any branch in the host state to the same extend that such laws could apply to a branch of an out of state national bank. The laws of the home state, i.e., New York, apply to the extent host state law is inapplicable.


Federal Securities Laws

The Company's Common Stock is registered with the SEC under section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The registration, under the Securities Act of 1933, as amended (the "Securities Act"), of shares of the Common Stock that were issued in the Bank's Conversion does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (1) 1% of the outstanding shares of the Company or (2) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

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

Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Code relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The effect of the 1996 Act on the Bank is discussed below. Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. The Bank's deduction with respect to non-qualifying loans was required to be computed under the Experience Method.

The 1996 Act. Under the 1996 Act, for its current and future taxable years, the Bank is not permitted to make additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period, the excess of the balance of its tax bad debt reserves as of December 31, 1995, over the balance of such reserves as of December 31, 1987. As of December 31, 1995, $2.5 million of the Bank's bad debt reserve was subject to recapture for which deferred taxes have been provided.

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

State and Local Taxation

New York State and New York City Taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (1) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (2) the applicable alternative minimum tax. The alternative minimum tax is generally the greatest of (a) .01% of the average value of the taxable assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including that net operating losses cannot be carried back or carried forward) and alternative entire net income is equal to entire net income without certain adjustments. The Bank is also subject to New York City Corporation Tax, which is imposed using SMTI or alternative taxable income method. For purposes of computing its entire net income, the Bank is permitted a deduction for an addition to the reserve for losses on qualifying real property loans. For New York State and City purposes, the applicable percentage to calculate bad debt deduction under the percentage of taxable income method is 32%. The New York State and New York City tax laws were recently amended to prevent the recapture of tax bad debt reserves that would otherwise occur as a result of the enactment of the 1996 Act for both New York State and City tax purposes. However, the New York bad debt reserve is subject to recapture for "non-dividend distributions" in a manner similar to the recapture of the federal bad debt reserves for such distributions. Also, the New York bad debt reserve is subject to recapture in the event that the Bank fails to satisfy certain definitional tests relating to its assets and the nature of its business. The Bank's deduction with respect to non-qualifying loans must be computed under the Experience Method which is based on the Bank's actual charge-offs.

A Temporary Metropolitan Transportation Business Tax Surcharge on banking corporations doing business in the metropolitan district has been applied since 1982. Through December 31, 1998, the Bank did a substantial portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 1998, the surcharge rate is 17% of the New York State Franchise Tax liability.

Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

New Jersey State Taxation. For New Jersey tax purposes, there is imposed upon every savings institution for the privilege of doing business within the state an excise tax at the rate of 3% upon its net income. Net income means total income derived from all New Jersey sources, and the amount of net income is presumed to be equal to the taxable income, before net operating loss deduction and special deductions, which are reported for the purpose of computing Federal income tax. However, "net income" shall exclude 100% of dividends which were included in computing such taxable income which were paid to the Company by one or more qualified subsidiaries owned by it.

The Company may be required to file a New Jersey income tax return if it derives income from sources within New Jersey. For New Jersey tax purposes, the Company would be taxed at a rate equal to 7.25% of its entire net income allocable to New Jersey if such entire net income is less than $100,000 or 9.00% if entire net income allocable to New Jersey is $100,000 or greater. For this purpose, "entire net income" means total net income from all sources and shall be deemed to equal in amount to the taxable income, before net operating loss deduction and special deductions, which the taxpayer is required to report to the United States Treasury Department for the purpose of computing its Federal Income Tax. However, "entire net income" shall exclude 100% of dividends which were included in computing such taxable income which were paid to the Company by one or more qualified subsidiaries owned by it.

Item 2.  Properties

Properties

     The Bank currently conducts its business through 23 full-service banking offices. The following table sets forth the Bank's offices as of June 30, 1999.

                                                                     Original                                      Net Book Value
                                                                       Year                                        of Property or
                                                Leased                Leased                 Date of                 Leasehold
                                                  or                    or                    Lease               Improvements at
                Location                        Owned                Acquired              Expiration              June 30, 1999
------------------------------------------  ---------------     -------------------     ------------------    ----------------------
                                                                          (Dollars in thousands)
Administrative/Home Office:

West New Brighton Office (1):
1214 Castleton Avenue
Staten Island, NY  10310..................      Owned                   1916                    -                         $1,439

Branch Offices:

Port Richmond Office:
282 Port Richmond Avenue
Staten Island, NY 10302...................      Owned                   1951                    -                            106

Great Kills Office:
3879 Amboy Road
Staten Island, NY 10308...................      Owned                   1975                    -                          1,382

Annadale Office:
820 Annadale Road
Staten Island, NY 10312...................      Owned                   1967                    -                            318

Bull's Head Office (2):
1460 Richmond Avenue
Staten Island, NY 10314...................      Owned                   1971                    -                            733

Dongan Hills Office:
1833 Hylan Boulevard
Staten Island, NY 10305...................      Owned                   1974                    -                          1,167

New Springville Office:
2555 Richmond Avenue
Staten Island, NY 10134...................      Leased                  1976                 2005                            308

Woodrow Plaza Office:
645-100 Rossville Avenue
Staten Island, NY 10309...................      Leased                  1983                 2013                            321

Tottenville Office:
179 Main Street
Staten Island, NY 10307...................      Owned                   1988                    -                            345

Westerleigh Office:
832 Jewett Avenue
Staten Island, NY 10314...................      Owned                   1992                    -                            651

Eltingville Office (3):
4523 Amboy Road
Staten Island, NY 10312...................      Owned                   1992                    -                          2,438

Grasmere Office (4):
1100 Hylan Boulevard
Staten Island, NY 10305...................      Leased                  1992                 2005                            402

                                                                       Original                                      Net Book Value
                                                                         Year                                        of Property or
                                                  Leased                Leased                 Date of                 Leasehold
                                                    or                    or                    Lease               Improvements at
                 Location                         Owned                Acquired              Expiration              June 30, 1999
--------------------------------------------  ---------------     -------------------     ------------------    --------------------
                                                                           (Dollars in thousands)
Brooklyn Office:
132 Avenue U
Brooklyn, NY 11223..........................      Leased                  1977                 1997(5)                     $  301(6)

New Dorp Office:
2595 Hylan Boulevard
Staten Island, NY 10306.....................      Leased                  1998                 2013                         1,873

Sunnyside Office:
1270 Clove Road
Staten Island, NY 10301.....................      Leased                  1998                 2013                           446

Jericho Office:
100 Jericho Quadrangle, Suite 334
Jericho, NY 11753...........................      Leased                  1998                 2005                             -

Pacific Street Office:
36 Pacific Street
Newark, NJ 07105............................      Owned                   1999                    -                         1,194

Ferry Street Office:
120-122 Ferry Street
Newark, NJ  07105...........................      Leased                  1999                 2000                         1,265

Elizabeth  Office:
715 Elizabeth Street
Elizabeth, NJ  07201........................      Owned                   1999                    -                           466

26th Street Office:
568 Broadway
Bayonne, NJ  07002..........................      Owned                   1999                    -                           366

6th Street Office:
171-173 Broadway
Bayonne, NJ  07002..........................      Owned                   1999                    -                       $ 1,153

20th Street Office:
441 Broadway
Bayonne, NJ  07002..........................      Owned                   1999                    -                           816

46th Street Office:
949 Broadway
Bayonne, NJ  07002..........................      Owned                   1999                    -                         1,235

Financial Center:
447 Broadway
Bayonne, NJ  07002..........................      Owned                   1999                    -                           680

Public Accommodation Offices:

Brooklyn Public Accommodation Office:
81 Avenue U
Brooklyn, NY 11223..........................     Leased                   1980                 1999                             -

Staten Island Public Accommodation Office:
1445 Richmond Avenue
Staten Island, NY  10314....................     Leased                   1998                 2013                             -


                                                                       Original                                      Net Book Value
                                                                         Year                                        of Property or
                                                  Leased                Leased                 Date of                 Leasehold
                                                    or                    or                    Lease               Improvements at
                Location                          Owned                Acquired              Expiration              June 30, 1999
--------------------------------------------  ---------------     -------------------     ------------------    --------------------
                                                                           (Dollars in thousands)

Other Properties:
Garwood:
Undeveloped Building Lot
358 North Avenue
Garwood, NJ 07027 ..........................      Owned                   1999                    -                           $475


Second Street Building Site:
42-62 Avenue C
35 West 2nd Street
Bayonne, NJ  07002..........................      Owned                   1999                    -                            606


(1) Certain portions of the Bank's administrative operations are located at properties not included in the table.
(2) Includes the Staten Island Public Accomadation Office.
(3) The Eltingville office includes the Bank's lending center.
(4) The Bank owns the parking area of the Grasmere Office and it leases the Grasmere Office building.
(5) Includes the Brooklyn Public Accommodation Office.
(6) The Bank has the option to extend the lease on the Brooklyn office for two five-year periods.

Item 3.  Legal Proceedings

The Company is not involved in any pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER ------- MATTERS

Richmond County Financial Corp. became a publicly traded company on February 18, 1998. The Company's common stock is traded on the Nasdaq National Market under the symbol "RCBK." Information regarding the market for the Company's common equity and related stockholder matters appears in the 1999 Annual Report to Shareholders under the caption "Market Price of Common Stock" and is incorporated herein by reference.

As of September 15, 1999, the Company had 31,039,812 shares of common stock outstanding and entitled to vote and approximately 9,705 shareholders of record, not including persons or entities holding stock in nominee or street name through brokers or banks.

ITEM 6.  EARNINGS SUMMARY AND SELECTED FINANCIAL DATA
-------

That section of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1999 entitled "Selected Consolidated Financial and Other Data of the Company," pages 13 through 14, is incorporated herein by reference.

This section of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1999 entitled "Selected Quarterly Financial Data," page 55, is incorporated herein by reference. Richmond County Financial Corp. became a public company on February 18, 1998. Richmond County Financial Corp. Common Stock is traded on The Nasdaq National Market under the symbol "RCBK."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS ------- OF OPERATIONS

That section of the Company's Annual Report to shareholders for the fiscal year ended June 30, 1999 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," pages 15 through 30, is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------

That section of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1999 entitled "Asset and Liability Management and the Management of Interest Rate Risk," pages 25 through 27, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS
-------

Those sections of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1999 entitled "Report of Independent Auditors," page 56, "Consolidated Statements of Financial Condition," page 31, "Consolidated Statements of Operation, page 32, "Consolidated Statements of changes in Stockholders' Equity," page 33, "Consolidated Statements of Cash Flows," pages 34 through 35, "Notes to Consolidated Financial Statements," pages 36 through 55, inclusive, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND ------- FINANCIAL DISCLOSURE

None

                                   PART III

Item 10.  Directors and Executive Officers of the Company

EXECUTIVE OFFICERS OF THE REGISTRANT AND THE BANK

Information regarding the directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 28, 1999 under the caption "Information with Respect to the Nominees, Continuing Directors, and Certain Executive Officers of the Company." Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on October 28, 1999 will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms it has received, as provided to the Company by the above referenced persons, the Company believes that, during the fiscal year ended June 30, 1999, all filing requirements applicable to its reporting officers, directors and greater than 10% shareholders were properly and timely complied with.

Item 11.  Executive Compensation

Information regarding executive compensation appears on page 14 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1999, under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners appears on page 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 1999, under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference.

Information regarding security ownership of management appears on pages 6 through 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 1999, under the caption "Information with Respect to the Nominees, Continuing Directors and Named Executive Officers of the Company" and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions appears on page 19 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on October 28, 1999 under the caption "Transactions With Certain Related Persons" and is incorporated by this reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements:

See "Part II - Item 8. Financial Statements"

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

   (a)      Exhibits
            --------
    2.1     Plan of Conversion (including the Restated Organization
            Certificate and Stock Bylaws of Richmond County Savings Bank).*
    2.2 Agreement and Plan of Merger, dated as of July 17, 1998, by and between Richmond County Financial Corp. and Ironbound Bankcorp, NJ.**
    2.3 Agreement and Plan of Merger, amended and restated as of October 14, 1998, by and between Richmond County Financial Corp. and Bayonne Bancshares, Inc.****
    3.1     Certificate of Incorporation of Richmond County Financial Corp.*
    3.2     Bylaws of Richmond County Financial Corp.*
   10.1 Form of Richmond County Savings Bank Employee Stock Ownership Plan and Trust.*
   10.2     Form of ESOP Loan Commitment Letter and ESOP Loan Documents.*
   10.3 Employment Agreement between Richmond County Financial Corp. and Michael F. Manzulli (As Amended and Restated).
   10.4 Employment Agreement between Richmond County Savings Bank and Michael F. Manzulli.*
   10.5 Employment Agreement between Richmond County Financial Corp. and Anthony E. Burke (As Amended and Restated).
   10.6 Employment Agreement between Richmond County Savings Bank and Anthony E. Burke.
   10.7 Employment Agreement between Richmond County Financial Corp. and Thomas R. Cangemi (As Amended and Restated).
   10.8     Employment Agreement between Richmond County Savings Bank and Thomas
            R. Cangemi.
   10.9 Employment Agreement between Richmond County Savings Bank and Michael J. Gagliardi.***
   10.10    Employment Agreement between Richmond County Savings Bank and Thomas
            R. Lupo.***
   10.11 Employment Agreement between Richmond County Savings Bank and Michael A. Nilan.***
   10.12 Form of Change in Control Agreement between Richmond County Savings Bank and certain executive officers.*
   10.13 Form of Proposed Richmond County Savings Bank Employee Severance Compensation Plan.*
   10.14 Richmond County Financial Corp. Supplemental Executive Retirement Plan (As Amended and Restated).
   10.15    Richmond County Financial Corp. 1998 Stock-Based Incentive Plan.****
   11.0     Statement re: Computation of Per Share Earnings.
   13.0     1999 Annual Report to Shareholders.
   21.0     Subsidiaries Information included in Part I.
   23.0     Consent of Independent Auditors.
   27.0     Financial Data Schedule (EDGAR version only).

   * Incorporated by reference from the Form S-1 (Registration No. 333-37009), as amended, filed on October 2,1997.

   ** Incorporated by reference from the Form 8-K (File No. 0-23271), filed with the SEC on July 27,1998.

   *** Incorporated by reference from the Form 10-Q (File No. 0-23271), filed with the SEC on May 17,1999.

   **** Incorporated by reference from the Form 8-K (File No. 0-23271), filed with the SEC on October 16,1998.

   ***** Incorporated by reference from the DEF 14A (File No. 0-23271), filed with the SEC on August 28,1998.


   (b)      Reports on Form 8-K
            -------------------
          i. The Company filed a report on Form 8-K with the SEC (File No. 0-23271) on March 8, 1999, which report announced that the Company had consummated its acquisition of Ironbound Bankcorp, NJ as well as to announce the consummation of the merger of Ironbound Bank with and into Richmond County Savings Bank.

          ii. The Company filed a report on Form 8-K with the SEC (File No. 0-23271) on March 24, 1999, which report announced that the Company had consummated its acquisition of Bayonne Bancshares, Inc. as well as to announce the consummation of the merger of First Savings Bank of New Jersey with and into Richmond County Savings Bank.

          iii. The Company filed a report on Form 8-K with the SEC (File No. 0-23271) on April 15, 1999, to report that the Company had issued a press release reporting the pending introduction of Internet banking services by its wholly-owned subsidiary, Richmond County Savings Bank.

          iv. The Company filed a report on Form 8-K/A with the SEC (File No. 0-23271) on June 8, 1999, which report supplemented the information contained in the Form 8-K the Company filed with the SEC on March 24, 1999.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   RICHMOND COUNTY FINANCIAL CORP.
                   -------------------------------
                            (Registrant)

                   /s/ Michael F. Manzulli              Date: September 28, 1999
                   -------------------------------           -------------------
                   Michael F. Manzulli
                   Chairman of the Board and
                   Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on September 28, 1999.

NAME                                    TITLE                                     DATE
------                               ----------                                 --------
/s/ Michael F. Manzulli              Chairman of the Board, Chief               September 28, 1999
--------------------------------     Executive Officer and Director             ------------------
     Michael F. Manzulli

/s/ Anthony E. Burke                 President, Chief Operating Officer         September 28, 1999
--------------------------------     and Director                               ------------------
     Anthony E. Burke

/s/ Thomas R. Cangemi                Senior Vice President, Chief               September 28, 1999
--------------------------------     Financial Officer, and Treasurer           ------------------
     Thomas R. Cangemi

/s/ Godfrey H. Carstens, Jr.         Director                                   September 28, 1999
--------------------------------                                                ------------------
     Godfrey H. Carstens, Jr.

/s/ Robert S. Farrell                Director                                   September 28, 1999
--------------------------------                                                ------------------
     Robert S. Farrell

/s/ William C. Frederick             Director                                   September 28, 1999
--------------------------------                                                ------------------
     William C. Frederick, M.D.

/s/ James L. Kelley                  Director                                   September 28, 1999
--------------------------------                                                ------------------
     James L. Kelley

/s/ Patrick F. X. Nilan              Director                                   September 28, 1999
--------------------------------                                                ------------------
     Patrick F. X. Nilan

/s/ T. Ronald Quinlan, Jr.           Director                                   September 28, 1999
--------------------------------                                                ------------------
     T. Ronald Quinlan, Jr.

/s/ Maurice K. Shaw                  Director                                   September 28, 1999
--------------------------------                                                ------------------
     Maurice K. Shaw