Form 10-Q
period 1999-09-30
RICHMOND COUNTY FINANCIAL CORP
filed 1999-11-12
CIK 1046685

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999    Commission File No. 0-23271


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


As of November 9, 1999, there were 30,701,407 shares of the common stock outstanding.

                                   FORM 10-Q
                        RICHMOND COUNTY FINANCIAL CORP.
                                     INDEX

                                                                     Page
                                                                     ----

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
at September 30, 1999 and June 30, 1999..............................   3

Consolidated Statements of Operations
for the three months ended September 30, 1999 and 1998...............   4

Consolidated Statement of Changes in Stockholders' Equity
for the three months ended September 30, 1999 and 1998...............   5

Consolidated Statements of Cash Flows
for the three months ended September 30, 1999 and 1998...............   6

Notes to Unaudited Consolidated Financial Statements.................   7

ITEM 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations.....................   9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..  19


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................  20

ITEM 2. Changes in Securities and Use of Proceeds....................  20

ITEM 3. Defaults Upon Senior Securities..............................  20

ITEM 4. Submission of Matters to a Vote of Security Holders..........  20

ITEM 5. Other Information............................................  21

ITEM 6. Exhibits and Reports on Form 8-K.............................  21

Exhibit Index........................................................  22

Signature Page.......................................................  23

--------------------------------------------------------------------------------
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.
--------------------------------------------------------------------------------

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              (In Thousands, Except Share and Per Share Amounts)

                                                                                    September 30,             June 30,
                                                                                        1999                    1999
                                                                                 -----------------         ---------------
                                                                                     (Unaudited)
                               Assets
Cash and due from banks                                                              $      44,577           $   55,773
Federal funds sold                                                                             650               17,775
Securities available for sale:
     Investment securities                                                                 274,910              297,611
     Mortgage-backed and mortgage-related securities                                       859,369              866,844
Loans receivable:
     Real estate loans                                                                   1,404,618            1,301,118
     Other loans                                                                            23,130               26,294
     Less allowance for loan losses                                                        (14,195)             (13,885)
                                                                                     -------------           ----------
Total loans receivable, net                                                              1,413,553            1,313,527
Federal Home Loan Bank stock                                                                42,185               38,388
Banking premises and equipment, net                                                         27,453               27,353
Accrued interest receivable                                                                 17,519               15,568
Other real estate owned                                                                        617                  997
Goodwill                                                                                    42,643               43,382
Other assets                                                                                89,959               82,877
                                                                                     -------------           ----------

          Total assets                                                               $   2,813,435           $2,760,095
                                                                                     =============           ==========

                  Liabilities and Stockholders' Equity
Demand deposits                                                                      $     182,693           $  169,007
Savings, N.O.W. & Money market accounts                                                    867,805              851,993
Certificates of deposit                                                                    590,523              598,470
                                                                                     -------------           ----------
          Total deposits                                                                 1,641,021            1,619,470
Securities sold under agreements to repurchase                                              15,000               94,000
Borrowings                                                                                 790,732              663,832
Accrued expenses & other liabilities                                                        13,918               12,582
                                                                                     -------------           ----------
          Total liabilities                                                              2,460,671            2,389,884

                       Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                        -                    -
Common stock, $.01 par value, 75,000,000 shares authorized;
  30,923,907 and 31,662,839 shares issued and outstanding,
  at September 30, 1999 and June 30, 1999, respectively.                                       327                  327
Additional paid-in-capital                                                                 330,499              330,122
Retained earnings-substantially restricted                                                 128,644              122,784
Unallocated common stock held by
  Employee Stock Ownership Plan ("ESOP")                                                   (31,546)             (31,978)
Unearned compensation MRP Stock                                                            (16,018)             (16,885)
Treasury stock, at cost, 1,813,227 and 1,074,295 shares
  at September 30, 1999 and June 30, 1999, respectively.                                   (32,284)             (17,967)
Accumulated other comprehensive loss:
  Unrealized loss on securities available for sale, net of tax                             (26,858)             (16,192)
                                                                                     -------------           ----------
          Total stockholders' equity                                                       352,764              370,211
                                                                                     -------------           ----------
           Total liabilities and stockholders' equity                                 $  2,813,435           $2,760,095
                                                                                     =============           ==========

    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands, Except Share and Per Share Amounts)

                                                                                                 For the
                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                     ----------------------------------
                                                                                               (Unaudited)
                                                                                          1999               1998
                                                                                     -------------      ---------------
Interest income:
   Loans                                                                                   $26,063              $13,728
   Debt and equity securities                                                                6,224                4,329
   Mortgage-backed and mortgage-related securities                                          14,246                9,254
   Federal funds sold and interest-earning bank balances                                       182                  351
                                                                                     -------------      ---------------
     Total interest income                                                                  46,715               27,662
                                                                                     -------------      ---------------
Interest expense:
   Deposits                                                                                 12,513                7,970
   Borrowed funds                                                                           10,614                4,629
                                                                                     -------------      ---------------
     Total interest expense                                                                 23,127               12,599
                                                                                     -------------      ---------------
   Net interest income                                                                      23,588               15,063
   Provision for loan losses                                                                   300                  750
                                                                                     -------------      ---------------
   Net interest income after provision for loan losses                                      23,288               14,313
                                                                                     -------------      ---------------
Non-interest income:
   Fee income                                                                                2,440                  933
   Net gain on sale of securities and loans                                                    703                  909
   Other                                                                                       774                    2
                                                                                     -------------      ---------------
     Total non-interest income                                                               3,917                1,844
                                                                                     -------------      ---------------
Non-interest expense:
   Salaries and employee benefits                                                            6,815                4,185
   Occupancy costs                                                                           1,487                  910
   Computer service fees                                                                     1,394                  806
   Advertising                                                                                 491                  447
   Federal Deposit Insurance Corporation                                                       115                   39
   Other                                                                                     1,735                1,167
                                                                                     -------------      ---------------
     Total general and administrative                                                       12,037                7,554
  Amortization of goodwill and other intangibles                                               817                   78
                                                                                     -------------      ---------------
     Total non-interest expense                                                             12,854                7,632
                                                                                     -------------      ---------------

   Income before income taxes                                                               14,351                8,525
   Provision for income taxes                                                                5,242                3,171
                                                                                     -------------      ---------------

Net income                                                                                 $ 9,109              $ 5,354
                                                                                     =============      ===============
  Earnings per share:
         Basic                                                                             $  0.32              $  0.22
         Diluted                                                                           $  0.32              $  0.22

    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In Thousands)

                                                   Retained    Accumulated  Unallocated  Unearned
                                     Additional    Earnings       Other        Common     Common
                              Common   Paid-in  Substantially Comprehensive  Stock Held Stock Held  Treasury
                              Stock    Capital    Restricted  Income/(Loss)   by ESOP     by MRP     Stock     Total
                              ------ ---------- ------------- ------------- ----------- ---------- --------- ---------

Balance at June 30, 1999        $327   $330,122      $122,784      $(16,192)   $(31,978)  $(16,885) $(17,967) $370,211

Comprehensive income/(loss):
 Net income                        -          -         9,109             -           -          -         -     9,109
 Other comprehensive loss, net
  of tax:
  Net unrealized loss on
  certain securities, net of
   tax                             -          -             -       (10,666)          -          -         -   (10,666)
                                                                                                            ----------
Comprehensive loss                                                                                              (1,557)
                                                                                                            ----------
Cash dividends paid on common
 stock                             -          -        (3,249)            -           -          -         -    (3,249)
Adjustments                        -        624             -             -           -          -         -       624
Allocation of ESOP and MRP
 stock                             -         25             -             -         432        867         -     1,324
Common stock repurchased
 (760,149 shares)                  -          -             -             -           -          -   (14,678)  (14,678)
Treasury stock issued for
 options exercised (21,217
  shares)                          -       (272)            -             -           -          -       361        89
                              ------ ---------- ------------- ------------- ----------- ---------- --------- ---------
Balance at September 30, 1999   $327   $330,499      $128,644      $(26,858)   $(31,546)  $(16,018) $(32,284) $352,764
                              ====== ========== ============= ============= =========== ========== ========= =========


Balance at June 30, 1998        $264   $254,307      $103,760      $  3,970    $(33,706)  $      -  $      -  $328,595

Comprehensive income/(loss):
 Net income                        -          -         5,354             -           -          -         -     5,354
 Other comprehensive income,
  net of tax:
  Net unrealized loss on
  certain securities, net of
   tax                             -          -             -        (2,951)          -          -         -    (2,951)
                                                                                                            ----------
Comprehensive income                                                                                             2,403
                                                                                                            ----------
Cash dividends paid on common
 stock                             -          -        (1,585)            -           -          -         -    (1,585)
Allocation of ESOP stock           -        (19)            -             -         432          -         -       413
                              ------ ---------- ------------- ------------- ----------- ---------- --------- ---------
Balance at September 30, 1998   $264   $254,288      $107,529      $  1,019    $(33,274)  $      -  $      -  $329,826
                              ====== ========== ============= ============= =========== ========== ========= =========


    See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                                   For The
                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                     -----------------------------------
                                                                                                  (Unaudited)
                                                                                        1999                      1998
                                                                                     ---------                 ---------
Net cash provided by operating activities                                            $   7,173                 $   3,248

Cash flows from investing activities:
     Increase in loans receivable, net                                                (100,663)                 (144,155)
     Loans sold                                                                            533                    13,715
     Investment securities available for sale:
          Sales and redemptions                                                         43,246                    15,169
          Purchases                                                                    (27,307)                  (20,310)
     Mortgage-backed and mortgage-related securities available for sale:
          Sales and redemptions                                                            952                         -
          Principal collected                                                           39,766                    57,049
          Purchases                                                                    (39,585)                  (45,281)
     Purchases of Federal Home Loan Bank of New York stock                              (3,797)                   (4,825)
     Net addition to banking premises and equipment                                       (629)                     (715)
     Proceeds from sales of other real estate owned                                        377                        72
                                                                                     ---------                 ---------
               Net cash used in investing activities                                   (87,107)                 (129,281)

Cash flows from financing activities:
     Net increase in deposits                                                           21,551                     2,698
     Decrease in securities sold under repurchase agreements                           (79,000)                        -
     Increase in borrowings from the Federal Home Loan Bank                            126,900                    94,000
     Cash dividends paid on common stock                                                (3,249)                   (1,585)
     Net proceeds from issuance of common stock upon exercise
       of stock options                                                                     89                         -
     Purchase of treasury shares                                                       (14,678)                        -
                                                                                     ---------                 ---------
               Net cash provided by financing activities                                51,613                    95,113
                                                                                     ---------                 ---------

     Net (decrease) in cash and cash equivalents                                       (28,321)                  (30,920)
     Cash and cash equivalents at beginning of period                                   73,548                    57,884
                                                                                     ---------                 ---------
     Cash and cash equivalents at end of period                                      $  45,227                 $  26,964
                                                                                     =========                 =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest on deposits and borrowed funds                                          $ 22,692                   $12,414
     Income taxes                                                                        4,970                     3,545

Non-cash investing activities:
   Additions to other real estate owned, net                                          $      -                   $    90

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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report and Form 10-K.

2. Earnings Per Share
   ------------------

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is calculated using the same method as basic EPS, but reflects potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Management Recognition Plan (the "MRP") shares are not considered to be outstanding for the calculation of basic EPS, however, a portion of such shares are considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 28,081,155 and 28,411,278 shares, for the quarter ended September 30, 1999, respectively. Basic and diluted weighted-average common shares outstanding for the quarter ended September 30, 1998 were 24,362,800 shares.

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

4.  Recent Developments
    -------------------

On October 21, 1999, the Company announced that its Board of Directors declared a quarterly cash dividend of twelve cents ($0.12) per common share. The dividend is payable on November 24, 1999 to shareholders of record as of November 10, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Richmond County Financial Corp. is a savings and loan holding company regulated by the Office of Thrift Supervision. The primary operating subsidiary of Richmond County Financial Corp. is Richmond County Savings Bank (the "Bank"), a New York State chartered stock savings bank. While the following discussion of financial condition and results of operations includes the collective results of Richmond County Financial Corp. and the Bank (collectively the "Company"), this discussion reflects the Bank's activities as the Company currently does not engage in any significant business activities other than the management of the Bank and the investment of net proceeds from the Bank's mutual to stock conversion, which occurred on February 18, 1998 (the "Conversion").

Bayonne Bancshares, Inc.

At the close of business on March 22, 1999, the Company completed its acquisition of Bayonne Bancshares, Inc. ("Bayonne"), the holding company of First Savings Bank of New Jersey, SLA, a New Jersey State chartered savings and loan association with four full service banking offices located in Bayonne, New Jersey in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $118.5 million for which the Company issued 1.05 shares of its common stock for each outstanding share of Bayonne common stock for a total of 8,668,615 common shares, of which 3,938,731 shares were issued from its treasury shares. Options to purchase 683,577 shares of Bayonne common stock were also converted into options to purchase 717,755 shares of the Company's common stock. The goodwill attributable to the transaction was $28.8 million, which is being amortized on a straight line basis over 15 years.

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

Financial Condition

Total assets increased by $53.3 million, or 1.9%, to $2.8 billion at September 30, 1999. The increase in overall assets was primarily due to an increase in loans of $100.3 million, or 7.6%, offset in part by a decrease in federal funds sold of $17.1 million. The overall increase in the level of assets was primarily the result of an increase in borrowed funds to fund growth in the mortgage loan portfolio.

Mortgage-backed and mortgage-related securities decreased by $7.5 million, or 0.9%, from $866.8 million at June 30, 1999 to $859.4 million at September 30, 1999. Investment securities at September 30, 1999 totaled $274.9 million, a decrease of $22.7 million, or 7.6%, compared to $297.6 million at June 30, 1999.

The Bank continues to experience increased loan growth and for the quarter ended September 30, 1999, gross loans receivable increased by $100.3 million, or 7.6%, to $1.4 billion, compared to $1.3 billion at June 30, 1999. The substantial increase in net loans was due primarily to originations of $146.1 million generated in the first quarter of fiscal 2000, offset by scheduled amortization and prepayments of $46.5 million and the sale of $533,000 of loans. Loan originations during the first quarter of fiscal 2000 were primarily comprised of multifamily and one- to four-family mortgage loans. Multifamily mortgage loan originations for the first quarter of fiscal 2000 totaled $65.5 million, bringing the total multifamily loan portfolio to $354.5 million, or 24.8% of gross loans at quarter end. Total one- to four-family loan production during the first quarter of fiscal 2000 was $60.4 million.

Total liabilities at September 30, 1999 were $2.5 billion, an increase of $70.8 million, or 3.0%, from $2.4 billion at June 30, 1999. Total deposits increased by $21.6 million, or 1.3%, to $1.6 billion at September 30, 1999. The Bank's core deposits increased by $30.0 million, or 2.9%, at September 30, 1999 to $1.1 billion, from $1.0 billion at June 30, 1999. The increase in the Bank's core deposits was primarily attributable to a $13.7 million increase in total demand deposits. The Bank experienced a decrease of $7.9 million, or 1.3%, in certificates of deposit from $598.5 million at June 30, 1999 to $590.5 million at September 30, 1999.

Additionally, the Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at September 30, 1999, the Bank had total borrowings of $805.7 million. The Bank had $757.8 million in borrowings at June 30, 1999. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage loans and mortgage-backed and mortgage-related securities with similar estimated maturities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Total stockholders' equity decreased by $17.4 million to $352.8 million at September 30, 1999 from $370.2 million at June 30, 1999.

Non-performing Assets

Non-performing loans totaled $6.3 million, or 0.5% of total loans at September 30, 1999, as compared to $5.9 million, or 0.5% of total loans, at June 30, 1999. At September 30, 1999, the Bank's real estate owned net, consisted of foreclosed assets totaling $617,000, which at such date was comprised of three one- to four-family properties and two commercial properties.

At September 30, 1999, the Bank had $1.9 million of assets designated as "Substandard," consisting of ten loans, no assets classified as "Doubtful," and nine consumer loans classified as "Loss," respectively. At September 30, 1999, the Bank had $4.4 million of assets designated as "Special Mention," consisting of 58 loans due to past loan delinquencies.

Non-accrual loans totaled $6.3 million as of September 30, 1999, which included 50 one- to four-family loans, with an aggregate balance of $4.3 million, and five non-residential loans totaling $1.4 million of which, one loan is a $1.1 million commercial mortgage on a mixed use property in Staten

Island, New York. The loan is secured by the property, which was last appraised in December 1996 for $1.4 million.

For the three months ended September 30, 1999, the Company's loan loss provision was $300,000 as compared to $750,000 for the prior year's period. The Company's allowance for loan losses totaled $14.2 million at September 30, 1999 and $13.9 million at June 30, 1999, which represents a ratio of allowance for loan losses to non-performing loans of 225.3% and 237.1%, respectively. The Company continues to increase its overall loan loss reserves due to the increase in lending of all loan products. Management believes the allowance for loan losses at September 30, 1999 is adequate and sufficient reserves are presently maintained to cover potential losses. For the quarter ended September 30, 1999, the Company experienced net recoveries of $10,700.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998

General. The Company reported net income for the quarter ended September 30, 1999 of $9.1 million, or diluted earnings per share of $0.32, an increase of $3.8 million as compared to the $5.4 million, or diluted earnings per share of $0.22, reported for the quarter ended September 30, 1998. Core earnings for the quarter ended September 30, 1999 increased 81.1% to a record $8.7 million, or core diluted earnings per share of $0.31, as compared to $4.8 million, or core diluted earnings per share of $0.20, reported for the comparable quarter in 1998. Core earnings for the first quarter ended September 30, 1999 and 1998, excludes net gains on sales of securities and loans of $703,000 and a $909,000, respectively.

Interest Income. The Company reported total interest income of $46.7 million for the first quarter ended September 30, 1999, representing an increase of $19.1 million, or 68.9%, as compared to the same period in 1998. The increase in interest income was attributable primarily to the growth in average interest-earning assets of $1.1 billion and a four basis point increase in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of an increase in borrowed fund growth in the mortgage loan and securities portfolios, assets acquired from Bayonne and Ironbound, as well as significant deposit inflows.

Interest income on loans increased $12.3 million, or 89.9%, to $26.1 million for the first quarter ended September 30, 1999, as compared to the $13.7 million reported for the comparable period in 1998. This increase was the result of growth in the average balance of loans outstanding of $653.6 million, due primarily to increased originations of multifamily and one- to four-family real estate loans and loans acquired through the recently completed acquisitions, offset in part by a decrease in the average yield on the overall loan portfolio to 7.6% for the first quarter ended September 30, 1999, as compared to 7.7% for the same period in fiscal 1998.

Interest income on debt and equity securities increased $1.9 million, or 43.8%, from $4.3 million for the first quarter ended September 30, 1998, to $6.2 million for the same period in 1999. This increase is mainly attributable to the growth in the average balance of debt and equity securities, primarily investments in financial bonds and Federal Home Loan Bank ("FHLB") stock, as well as a 30 basis point increase in the average yield on the debt and equity portfolio.

Interest income on mortgage-backed and mortgage-related securities increased $5.0 million, or

53.9%, from $9.3 million reported for the first quarter ended September 30, 1998, to $14.2 million for the same period in 1999. This increase was due primarily to an increase in the average balance of mortgage-backed and mortgage-related securities of $321.1 million as a result of the investment of borrowed funds and mortgage-backed and mortgage-related securities acquired through the recently completed acquisitions. The increase was offset in part by a decrease in the average yield on the mortgage-backed and mortgage-related securities portfolio to 6.5% for the first quarter ended September 30, 1999, as compared to 6.6% for the same period in 1998.

Interest Expense. Interest expense increased $10.5 million, or 83.6%, from $12.6 million for the first quarter ended September 30, 1998, to $23.1 million for the first quarter ended September 30, 1999. The average cost of the Bank's interest-bearing liabilities decreased from 4.3% for the first quarter ended September 30, 1998, to 4.1% for the first quarter September 30, 1999. Interest expense on deposits increased $4.5 million, or 57.0%, from $8.0 million for the first quarter ended September 30, 1998, to $12.5 million for the first quarter ended September 30, 1999. The increase reflects a $610.9 million increase in the average balance of interest-bearing deposits, primarily attributable to a $257.4 million increase in the average balance of certificates of deposit and a $285.4 million increase in the average balance of savings deposit accounts.
This increase can be primarily attributable to the opening of two full-service banking facilities and one public accommodation office on Staten Island, the opening of an Ironbound Bank divisional full-service banking facility in Union, New Jersey and deposits acquired through the recently completed acquisitions.
In addition, the Bank's strategy over the past several years has been to attract more certificates of deposit through the offering of additional certificate of deposit products and related marketing of commercial deposit accounts.

Interest expense on borrowed funds for the quarter ended September 30, 1999 was $10.6 million, an increase of $6.0 million as compared to the $4.6 million reported in the same period in 1998. The increase in interest expense on borrowed funds was attributable to the growth in the average balance of borrowed funds of $460.5 million, offset in part by a 14 basis point decrease in the
average cost on borrowed funds.   The Bank continues to place a greater level of
emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. For the first quarter ended September 30, 1999, the Bank had $805.7 million of borrowings outstanding, an increase of $47.9 million, or 6.3%, as compared to the $757.8 million of borrowings outstanding as of June 30, 1999. The Bank may continue to increase such emphasis on borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Provision for Loan Losses. The Bank's provision for loan losses for the quarter ended September 30, 1999 was $300,000, as compared to the $750,000 reported for the same period in the prior year. The provision for the quarter ended September 30, 1999 was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, the introduction of new lending products by the Bank and the seasoning of such new products, as well as the level of its non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover future loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one- to four-family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

Non-Interest Income. Exclusive of net gains and losses from the sales of securities and loans, total non-interest income for the quarter ended September 30, 1999 was $3.2 million, as compared to the $935,000 reported for the same period in 1998. The increased level of non-interest income is primarily due to an overall increase in deposit fee income, fee income generated from the Bayonne and Ironbound acquisitions, ATM fee income, fee income generated from the sale of annuities and mutual funds and advisory fee income from our investment in Peter B. Cannell & Co. Inc. Additionally, the Bank purchased a Bank Owned Life Insurance Policy ("BOLI"), which accounted for approximately $734,000 of other income. Net gains reported for the first quarter ended September 30, 1999, were primarily due to net gains of $703,000 from the sale of equity and investment securities.

Non-Interest Expense. Non-interest expense totaled $12.9 million for the first quarter ended September 30, 1999, an increase of $5.2 million, or 68.4%, as compared to the $7.6 million reported for the same period of the prior year. The increased level of non-interest expense was mainly attributable to increased compensation and employee benefit expenses, goodwill amortization and other expenses associated with the Bayonne and Ironbound acquisitions. Additionally, the Bank recognized increases in non-interest expenses as a result of the Bank's opening of a public accommodation office and the opening of two new full service branches in Staten Island and a full service branch in Union, New Jersey.

Income taxes. The Company's effective consolidated tax rate for the three month period ended September 30, 1999, was 36.5% as compared to 37.2% reported for the comparable period in 1998. The reduction of the Company's effective tax rate is primarily due to the Bank's utilization of various tax-planning strategies.

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

The primary investing activities of the Bank are the origination of residential one- to four-family, multifamily and, to a lesser extent, commercial real estate, construction and development and other loans and the purchase of mortgage-backed and mortgage-related and investment securities. During the three month period ended September 30, 1999 and 1998, the Bank's loan originations totaled $146.1 million and $167.4 million, respectively. Purchases of mortgage-backed, mortgage-related and investment securities totaled $66.9 million and $65.6 million for the three month period ended September 30, 1999 and 1998, respectively. These activities were funded primarily by deposit growth and principal repayments and prepayments on loans, mortgage-backed and mortgage-related securities and investment securities, and advances from the FHLB and the net proceeds received from the Conversion. As of September 30, 1999, the Bank experienced a net increase in total deposits of $21.6 million, or 1.3%, as compared to the $1.6 billion at June 30, 1999. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors and other factors.

The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through repurchase agreements and advances from the FHLB. The Bank has recently begun to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at September 30, 1999, the Bank had total borrowings of $805.7 million. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's average cost of funds.

Loan commitments totaled $155.1 million at September 30, 1999, were comprised of $68.5 million in one- to four-family loan commitments, $3.1 million in commercial real estate loan commitments, $37.9 million in construction loan commitments, $14.3 million in commercial loan commitments, $20.3 million in home equity loan commitments, $7.3 million in multifamily loan commitments and $3.7 million in other loan commitments. In addition, management estimates that an increased level of loan commitments may arise as a result of the Multifamily Lending Division. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in less than one year from September 30, 1999, totaled $435.3 million. Based upon past experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $279.9 million, or 10.0% of adjusted assets, which is above the required level of $111.7 million, or 4.0% of adjusted assets, and risk-based capital of $294.1 million, or 15.8% of adjusted assets, which is above the required level of $148.9 million, or 8.0% of adjusted assets.

The Company's most liquid assets are cash, due from banks and federal funds sold. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 1999, cash, due from banks and federal funds sold totaled $45.2 million, or 1.6% of total assets.

The Year 2000 Issue

The "Year 2000" Issue, as it is generally referred to, concerns the inability of certain computer hardware and software systems and associated applications to correctly recognize and process dates beyond December 31, 1999. Many computer programs were developed using only six digits to define the date field in their programs. Computer programs used by the Company, its suppliers or outside service providers that have date-sensitive software may recognize "00" as the year 1900, rather than the year 2000. Due to the nature of financial information, calculations that rely on the integrity of the date field for the correct processing of information could be significantly misstated, if corrective action is not timely taken.

State of Readiness

The Company has implemented a detailed Year 2000 Plan, according to the guidelines of the Federal Financial Institutions Examination Council ("FFIEC"), to evaluate the Year 2000 compliance of its computer systems and the equipment, which supports the operation of the Company. The Company initiated formal communications with all of its service providers, vendors, major fund providers, major borrowers and companies with which it has material investments, to determine the extent to which it may be vulnerable to the inability of those parties to remediate their own Year 2000 issues. The Company has received formal communication indicating assurance of Year 2000 compliance from 100% of the service providers, vendors, major fund providers, major borrowers and companies contracted to provide Year 2000 compliance assurances.

The Company's vendor relationships cover a wide range of services, which may or may not be subject to a contractual agreement. Where a contractual relationship exists between the Company and a provider of services, and the Company is exposed to potential liability due to a failure on the part of the vendor to provide the service, whether due to Year 2000 or some other issue, the vendor would necessarily be subject to a breach of contract suit. In order to minimize the risk of material loss or disruption of the Company's business due to an issue involving date sensitive processing, the Company has required all of these vendors to provide written assurances that they are proactively addressing Year 2000 issues within their operations. The Company has received written assurances from all of the 19 vendors that it has contacted for Year 2000
compliance.   A violation of such written assurances may constitute a breach of contract by such vendor, thereby allowing the Company to institute legal proceedings against such vendor. The Company can give no assurance as to either the circumstances under which it would institute such legal proceedings or the probable degree of success of such action. The Company has participated in testing all products and services from these vendors. The initial two phases of testing have been completed and a third testing cycle was completed in May 1999. A fourth cycle was completed in October 1999 to test additional products and services.

Like many financial institutions, the Company relies upon computers for the daily conduct of its business and for data processing generally. The Company utilizes a combination of in-house and service bureau applications, with the bulk of customers account processing being handled by a leading national vendor of data processing services for financial institutions. The Company has received assurances that this service provider has completed its internal remediation of programs, and has substantially completed its remediation of issues related to interdependencies with other parties. However, these assurances are not guarantees and may not be enforceable. The vendor has provided the Company with a Year 2000 compliant version of its system. The Company has participated with the service provider, in the testing of both direct and indirect services, which commenced in November 1998, which was successfully completed in the second quarter of 1999.

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

The balance of the Company's internal processing is supported by PC based systems, using industry standard software to run non-mission critical applications. Any software program or application which was not supported by the vendor, or which required an update to achieve Year 2000 capability, has been identified for replacement or upgrade. Equipment which contains embedded chips or microprocessors has also been tested and scheduled for upgrade or replacement where necessary. All such system enhancements were completed by September 30, 1999. The cost to remediate these systems is immaterial, and is being expensed in the period in which it occurs.

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

Cost to Address the Company's Year 2000 Issues

The Company's cost to achieve Year 2000 compliance are not expected to have a material financial impact on the Company. The Company intends to fund such costs from its current operations. However, as stated above, there can be no assurance that all such costs have been identified, or that there may not be some unforeseen cost which may have a material adverse effect on the Company's financial condition and results of operations. The Company's 1999 expense relative to the Year 2000 issue was approximately $120,000 and the Company anticipates that its future expense will be approximately $120,000.

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

To mitigate credit risk, the Company has contacted all of its unsecured commercial borrowers to survey their Year 2000 readiness in order to anticipate any potential exposure. The Company also surveys all new commercial borrowers for Year 2000 readiness. The Company has not contacted its largest dollar deposit customers to determine their readiness for Year 2000 because such customers comprise a small percentage of the Company's deposit base.

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

Contingency Plans

The Company has a contingency plan that has been in operation since November 1998, which will be updated as necessary. The plan identifies components of mission critical applications, which are judged, at some point prior to December 31, 1999, to be at risk of failure to achieve complete renovation, validation and implementation. The Contingency Plan will ensure that the Company has sufficiently planned for unanticipated system failures at critical production dates before, on and after January 1, 2000. The Company's internal contingency committee meets monthly to monitor the plan and service providers. The Company expects to complete its Year 2000 testing of all mission critical systems prior to any date of potential disruption.

The plan would be invoked if unanticipated Year 2000 problems occur in production, similar to Disaster Recovery Plans. Essentially, it requires that resources be planned for deployment to ensure that such an interruption does not threaten the viability of the Company. The Company will modify its current Disaster Recovery Plan to specifically address the special circumstances of a disruption due to a Year 2000 related component failure.

The discussion above contains certain forward-looking statements. Actual results may differ materially from the Company's expectations due to the nature and uncertainty of circumstances surrounding the Year 2000 problem. The Company may fail to identify systems that are not Year 2000 compliant, or the Company or other parties may fail to meet the dates and goals set above. If so, the extent and nature of efforts to then address those contingencies, to repair or replace the affected systems, the Company's ability to obtain qualified personnel, consultants or other resources and the success of those efforts cannot be stated with any degree of certainty.

Pending Legislation

Recent legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed and application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company. The President is expected to sign the legislation into law in the very near future.

Private Securities Litigation Reform Act Safe Harbor Statement

In addition to historical information, this Form 10-Q includes certain forward-looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management and the Management of Interest Rate Risk

Quantitative and qualitative disclosure about market risk is presented at June 30, 1999 in Item 7a. to the Company's Form 10-K, filed with the SEC on September 28, 1999. There have been no material changes in the Company's market risk at September 30, 1999 as compared to June 30, 1999. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. Substantially all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At September 30, 1999, neither the Company nor the Bank owned any trading assets, nor did they participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Gap Analysis. At September 30, 1999, the Company's estimated one-year "gap" position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative $204.5 million, representing a one-year interest sensitivity gap as a percentage of total assets of (7.3%). Accordingly, during a period of rising interest rates, the Company, having a positive gap position, would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income or result in a decrease in interest income.

Interest Rate Risk Compliance. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1999. There have been no changes in the Board of Directors approved limits of acceptable variance in net interest income and net portfolio value at September 30, 1999, compared to June 30, 1999, and the projected changes continue to fall within the Board of Directors approved limits at all levels of potential interest rate volatility.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.       LEGAL PROCEEDINGS
-------       -----------------

The Company is not involved in any pending legal proceedings other than the routine legal proceedings occurring in the ordinary cause of business. Such routine legal proceeding in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS
-------       -----------------------------------------
              Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
-------       -------------------------------
              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------      ---------------------------------------------------

On October 28, 1999, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three year terms, for the approval of the Richmond County Financial Corp. Stock Compensation Plan (formerly referred to as the "Bayonne Bancshares, Inc. 1998 Stock-Based Incentive Plan"), as amended and restated; and for the ratification of Ernst & Young LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:

                                                         Number of          Number of
                                                           Votes              Votes
                                                            For              Withheld
                                                    -----------------    --------------
1.      Election of Directors

                   William C. Frederick, M.D.           25,263,688            1,165,037

                   Maurice K. Shaw                      25,266,941            1,161,784

                   Patrick F. X. Nilan                  25,063,480            1,365,245

The Directors whose terms continued and the years their terms expire are as follows:

Godfrey H. Carstens, Jr. (2000); Robert S. Farrell (2000); Michael F. Manzulli
(2000); James L. Kelley (2001); T. Ronald Quinlan (2001); and Anthony E. Burke
(2001).

                                                         Number of          Number of         Number of
                                                           Votes              Votes             Votes
                                                            For              Against          Abstaining
                                                      --------------     --------------    --------------
2.       Richmond County Financial Corp. Stock
         Compensation Plan (formerly referred
         to as the "Bayonne Bancshares, Inc.
         1998 Stock-Based Incentive Plan"), as
         amended and restated.                           24,786,601         1,452,549           189,575

3.       Ratification of Ernst & Young LLP as
         the Company's independent auditors for
         the fiscal year ending June 30, 2000.           26,234,582           120,614            73,528

ITEM 5.       OTHER INFORMATION
--------      -----------------
              Not applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
---------     --------------------------------

(a)  Exhibits
     --------

      3.1   Certificate of Incorporation of Richmond County Financial Corp.*
      3.2   Bylaws of Richmond County Financial Corp.*
     10.1 Form of Richmond County Savings Bank Employee Stock Ownership Plan and Trust.*
     10.2   Form of ESOP Loan Commitment Letter and ESOP Loan Documents.*
     10.3   Employment Agreement between Richmond County Financial Corp. and
            Michael F. Manzulli (As Amended and Restated).
     10.4   Employment Agreement between Richmond County Savings Bank and Michael
            F. Manzulli (As Amended and Restated).
     10.5   Employment Agreement between Richmond County Financial Corp. and
            Anthony E. Burke (As Amended and Restated).
     10.6   Employment Agreement between Richmond County Savings Bank and Anthony
            E. Burke (As Amended and Restated).
     10.7   Employment Agreement between Richmond County Financial Corp. and
            Thomas R. Cangemi (As Amended and Restated).
     10.8   Employment Agreement between Richmond County Savings Bank and Thomas
            R. Cangemi (As Amended and Restated).
     10.9   Employment Agreement between Richmond County Savings Bank and Michael
            J. Gagliardi.**
     10.10  Employment Agreement between Richmond County Savings Bank and Thomas
            R. Lupo.**
     10.11  Employment Agreement between Richmond County Savings Bank and
            Michael A. Nilan.**
     10.12  Form of Change in Control Agreement between Richmond County Savings
            Bank and certain executive officers.*
     10.13  Form of Proposed Richmond County Savings Bank Employee Severance
            Compensation Plan.*
     10.14  Richmond County Financial Corp. Supplemental Executive Retirement
            Plan (As Amended and Restated).****
     10.15  Richmond County Financial Corp. 1998 Stock-Based Incentive Plan.***
     11.0   Statement re: Computation of Per Share Earnings.
     27.0   Financial Data Schedule (EDGAR version only).

     * Incorporated by reference from the Form S-1 (Registration No. 333-37009), as amended, filed on October 2,1997.

     ** Incorporated by reference from the Form 10-Q (File No. 0-23271), filed with the SEC on May 17,1999.

     *** Incorporated by reference from the DEF 14A (File No. 0-23271), filed with the SEC on August 28,1998.

    **** Incorporated by reference from the Form 10-K (File No. 0-23271), filed with the SEC on September 28, 1999.

(b)  Reports on Form 8-K
     -------------------
     Not applicable.

                                 Exhibit Index
                                 -------------

Exhibit
Number                                                                     Page
-------                                                                    ----
11.0  Statement re:  Computation of Per Share Earnings...................    24

27.0  Financial Data Schedule

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        RICHMOND COUNTY FINANCIAL CORP.
                                 (Registrant)


Date:   November 12, 1999            By:     /s/ Michael F. Manzulli
                                             ----------------------------
                                             Michael F. Manzulli
                                             Chairman of the Board and
                                             Chief Executive Officer


Date:   November 12, 1999            By:     /s/ Thomas R. Cangemi
                                             ----------------------------
                                             Thomas R. Cangemi
                                             Senior Vice President, Chief
                                             Financial Officer and Treasurer