Form 10-Q
period 1999-12-31
RICHMOND COUNTY FINANCIAL CORP
filed 2000-02-14
CIK 1046685

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999    Commission File No. 0-23271

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

As of February 10, 2000, there were 28,965,239 shares of the common stock outstanding.

                                    FORM 10-Q
                         RICHMOND COUNTY FINANCIAL CORP.
                                     INDEX

                                                                          Page

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
at December 31, 1999 and June 30, 1999..................................   3

Consolidated Statements of Operations
for the three and six months ended December 31, 1999 and 1998...........   4

Consolidated Statement of Changes in Stockholders' Equity
for the six months ended December 31, 1999 and 1998.....................   5

Consolidated Statements of Cash Flows
for the six months ended December 31, 1999 and 1998.....................   6

Notes to Unaudited Consolidated Financial Statements....................   7

ITEM 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations........................   9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.....  18

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................  19

ITEM 2. Changes in Securities and Use of Proceeds.......................  19

ITEM 3. Defaults Upon Senior Securities.................................  19

ITEM 4. Submission of Matters to a Vote of Security Holders.............  19

ITEM 5. Other Information...............................................  19

ITEM 6. Exhibits and Reports on Form 8-K................................  19

Exhibit Index...........................................................  20

Signature Page..........................................................  21

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

================================================================================

                     RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (In Thousands, Except Share and Per Share Amounts)

                                                                  DECEMBER 31,      JUNE 30,
                                                                     1999             1999
                                                                  ----------      ----------
                                                                  (Unaudited)
                          ASSETS

Cash and due from banks ......................................   $    47,453    $    55,773
Federal funds sold ...........................................           900         17,775
Securities available for sale:
     Investment securities ...................................       267,682        297,611
     Mortgage-backed and mortgage-related securities .........       813,017        866,844
Mortgage loans:
     1-4 family ..............................................       906,776        853,103
     Multi-family ............................................       452,542        290,066
     Commercial real estate ..................................       108,135        107,280
     Construction ............................................        59,969         51,044
                                                                 -----------    -----------
Total mortgage loans .........................................     1,527,422      1,301,493
Other loans ..................................................        23,494         26,374
     Less: Unearned loan costs/(fees), net ...................            14           (455)
           Allowance for loan losses .........................       (14,396)       (13,885)
                                                                 -----------    -----------
Loans, net ...................................................     1,536,534      1,313,527
Federal Home Loan Bank stock .................................        43,435         38,388
Banking premises and equipment, net ..........................        26,933         27,353
Accrued interest receivable ..................................        16,793         15,568
Other real estate owned ......................................           617            997
Goodwill .....................................................        41,904         43,382
Other assets .................................................        95,667         82,877
                                                                 -----------    -----------
            TOTAL ASSETS .....................................   $ 2,890,935    $ 2,760,095
                                                                 ===========    ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits ..............................................   $   180,698    $   169,007
Savings, N.O.W. and Money market accounts ....................       868,433        851,993
Certificates of deposit ......................................       628,197        598,470
                                                                 -----------    -----------
          Total deposits .....................................     1,677,328      1,619,470
Borrowings ...................................................       861,532        757,832
Accrued expenses and other liabilities .......................        10,302         12,582
                                                                 -----------    -----------
          Total liabilities ..................................     2,549,162      2,389,884

                     STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized;
  none issued ................................................             -              -
Common stock, $.01 par value, 75,000,000 shares authorized;
  32,737,134 shares issued; 30,409,339 and 31,662,839 shares outstanding, at December 31, 1999 and June 30, 1999,
  respectively ...............................................           327            327
Additional paid-in-capital ...................................       330,516        330,122
Retained earnings-substantially restricted ...................       134,239        122,784
Unallocated common stock held by
  Employee Stock Ownership Plan ("ESOP") .....................       (31,114)       (31,978)
Unearned compensation MRP Stock ..............................       (15,181)       (16,885)
Treasury stock, at cost, 2,327,795 and 1,074,295 shares
  at December 31, 1999 and June 30, 1999, respectively .......       (41,468)       (17,967)
Accumulated other comprehensive loss:
  Unrealized loss on securities available for sale, net of tax       (35,546)       (16,192)
                                                                 -----------    -----------
          Total stockholders' equity .........................       341,773        370,211
                                                                 -----------    -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 2,890,935    $ 2,760,095
                                                                 ===========    ===========

         See accompanying notes to unaudited consolidated financial statements.

                   RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Share and Per Share Amounts)

                                                                FOR THE               FOR THE
                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             DECEMBER 31,          DECEMBER 31,
                                                          --------------------   ------------------
                                                              (Unaudited)           (Unaudited)
                                                            1999       1998       1999      1998
                                                          ---------  ---------   --------  --------
INTEREST INCOME:
   Loans                                                   $28,030    $16,033    $54,093   $29,761
   Debt and equity securities                                6,357      4,206     12,581     8,535
   Mortgage-backed and mortgage-related securities          14,025      8,825     28,271    18,079
   Federal funds sold and interest-earning bank balances        65         78        247       429
                                                          ---------  ---------   --------  --------
       Total interest income                                48,477     29,142     95,192    56,804
                                                          ---------  ---------   --------  --------
INTEREST EXPENSE:
   Deposits                                                 13,414      7,902     25,927    15,872
   Borrowed funds                                           10,801      5,729     21,415    10,358
                                                          ---------  ---------   --------  --------
       Total interest expense                               24,215     13,631     47,342    26,230
                                                          ---------  ---------   --------  --------
   Net interest income                                      24,262     15,511     47,850    30,574
   Provision for loan losses                                   300        600        600     1,350
                                                          ---------  ---------   --------  --------
   Net interest income after provision for loan losses      23,962     14,911     47,250    29,224
                                                          ---------  ---------   --------  --------
NON-INTEREST INCOME:
   Fee income                                                2,672      1,090      5,112     2,023
   Net gain on sale of securities and loans                      7      1,614        710     2,523
   Other                                                       780          8      1,554        10
                                                          ---------  ---------  ---------  --------
       Total non-interest income                             3,459      2,712      7,376     4,556
                                                          ---------  ---------  ---------  --------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                            7,191      4,786     14,006     8,971
   Occupancy costs                                           1,514        721      3,001     1,631
   Computer service fees                                     1,395        834      2,789     1,640
   Advertising                                                 428        394        919       841
   FDIC insurance premiums                                     123         38        238        77
   Other                                                     1,732        948      3,467     2,115
                                                          ---------  ---------  ---------  --------
       Total general and administrative                     12,383      7,721     24,420    15,275
   Amortization of goodwill and other intangibles              818         79      1,635       157
                                                          ---------  ---------  ---------  --------
       Total non-interest expense                           13,201      7,800     26,055    15,432
                                                          ---------  ---------  ---------  --------

   Income before income taxes
                                                            14,220      9,823     28,571    18,348
   Provision for income taxes                                5,192      3,803     10,434     6,974
                                                          ---------  ---------  ---------  --------

NET INCOME                                                 $ 9,028    $ 6,020    $18,137   $11,374
                                                          =========  =========  =========  ========
EARNINGS PER SHARE:

  Basic                                                    $  0.33    $  0.27    $  0.65    $ 0.49
  Diluted                                                  $  0.33    $  0.27    $  0.65    $ 0.49

         See accompanying notes to unaudited consolidated financial statements.

                              RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                (In Thousands)

                                                         Retained     Accumulated   Unallocated   Unearned
                                          Additional     Earnings        Other        Common       Common
                                Common     Paid-in    Substantially  Comprehensive  Stock Held    Stock Held  Treasury
                                Stock      Capital      Restricted    Income/(Loss)   by ESOP       by MRP      Stock      Total
                              ---------------------------------------------------------------------------------------------------
                              ---------------------------------------------------------------------------------------------------

Balance at June 30, 1999       $   327   $ 330,122    $ 122,784      $ (16,192)     $ (31,978)   $ (16,885)  $(17,967) $ 370,211

Comprehensive income/(loss):
  Net income                         -           -       18,137              -              -            -          -     18,137
  Net unrealized loss on
   certain securities, net
     of tax                          -           -            -        (19,354)             -            -          -    (19,354)
                                                                                                                       ----------
Comprehensive loss                                                                                                        (1,217)
                                                                                                                       ----------
Adjustments                          -         624            -              -              -            -          -        624
Allocation of ESOP and MRP
   stock                             -          49            -              -            864        1,704          -      2,617
Common stock repurchased
   (1,276,717 shares)                -           -            -              -              -            -    (23,897)   (23,897)
Treasury stock issued for
  options exercised
    (23,217 shares)                  -        (279)           -              -              -            -        396        117
Cash dividends paid on
  common stock                       -           -       (6,682)             -              -            -          -     (6,682)
                              ---------------------------------------------------------------------------------------------------
Balance at December 31,1999    $   327   $ 330,516    $ 134,239      $ (35,546)     $ (31,114)   $ (15,181)  $(41,468) $ 341,773
                              ===================================================================================================

Balance at June 30, 1998       $   264   $ 254,307    $ 103,760      $   3,970      $ (33,706)   $       -   $      -  $ 328,595
Comprehensive income/(loss):
  Net income                         -           -       11,374              -              -            -          -     11,374
  Net unrealized loss on
   certain securities, net
    of tax                           -           -            -         (3,476)             -            -          -     (3,476)
                                                                                                                       ----------
Comprehensive income                                                                                                       7,898
                                                                                                                       ----------
Purchase of MRP stock                -           -            -              -              -      (16,118)         -    (16,118)
Allocation of ESOP and MRP
   stock                             -         (48)           -              -            864          537          -      1,353
Common stock repurchased
  (931,000 shares)                   -           -            -              -              -            -    (15,709)   (15,709)
Cash dividends paid on
  common stock                       -           -       (3,056)             -              -            -          -     (3,056)
                              ---------------------------------------------------------------------------------------------------
Balance at December 31, 1998   $   264   $ 254,259    $ 112,078      $     494      $ (32,842)   $ (15,581)  $(15,709) $ 302,963
                              ===================================================================================================

         See accompanying notes to unaudited consolidated financial statements.

                 RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                         FOR THE
                                                                                    SIX MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                   -------------------
                                                                                       (Unaudited)
                                                                                     1999         1998
                                                                                  ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES .....................................   $  15,163    $  11,524

CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in loans receivable, net ...........................................    (260,430)    (241,615)
  Loans purchased .............................................................           -       (1,500)
  Loans sold ..................................................................      37,313       15,300
  Investment securities available for sale:
    Sales and redemptions .....................................................      54,783       54,270
    Purchases .................................................................     (36,742)     (28,865)
  Mortgage-backed and mortgage-related securities available for sale:
    Sales and redemptions .....................................................      10,305       21,656
    Principal collected .......................................................      68,250      132,600
    Purchases .................................................................     (39,585)     (89,599)
  Purchases of Federal Home Loan Bank of New York stock .......................      (5,047)      (7,545)
  Net addition to banking premises and equipment ..............................        (678)      (1,885)
  Proceeds from sales of other real estate owned ..............................         377          134
                                                                                   --------    ---------
       Net cash used in investing activities ..................................    (171,454)    (147,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ....................................................      57,858       42,153
  Decrease in securities sold under repurchase agreements .....................     (79,000)           -
  Increase in borrowings from the Federal Home Loan Bank ......................     182,700      144,000
  Cash dividends paid on common stock .........................................      (6,682)      (3,056)
  Net proceeds from issuance of common stock upon exercise
     of stock options .........................................................         117            -
  Purchase of MRP stock .......................................................           -      (16,118)
  Purchase of treasury shares .................................................     (23,897)     (15,709)
                                                                                   --------    ---------
       Net cash provided by financing activities                                    131,096      151,270
                                                                                   --------    ---------
  Net (decrease) increase in cash and cash equivalents ........................     (25,195)      15,745
  Cash and cash equivalents at beginning of period                                   73,548       57,884
                                                                                   --------    ---------
  Cash and cash equivalents at end of period ..................................   $  48,353    $  73,629
                                                                                   ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest on deposits and borrowed funds .....................................   $  46,984    $  25,716
  Income taxes ................................................................      11,368        7,420

NON-CASH INVESTING ACTIVITIES:
  Additions to other real estate owned, net....................................   $       -    $      90

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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and six-month periods ended December 31, 1999 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report and Form 10-K.

 2. EARNINGS PER SHARE

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is calculated using the same method as basic EPS, but reflects potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Management Recognition Plan (the "MRP") shares are not considered to be outstanding for the calculation of basic EPS, however, a portion of such shares are considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 27,541,491 and 27,705,293 shares, for the second quarter of fiscal 2000, respectively. For the six months ended December 31, 1999, basic and diluted weighted-average common shares were 27,810,711 and 28,060,626 shares, respectively.

 3. CONVERSION TO STOCK FORM OF OWNERSHIP

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

4. RECENT DEVELOPMENTS

On December 21, 1999, the Company announced that it has completed its previously announced fourth stock repurchase plan. The Company repurchased 1,596,332 shares of its common stock, par value $.01 per share, in open market transactions at an aggregate cost of approximately $29.6 million.

The Company also announced that it has received approval from the Superintendent of the New York State Banking Department to repurchase an additional 1,520,467 shares, or 5% of the Company's outstanding common stock prior to February 18, 2000, the second anniversary of Richmond County Savings Bank's conversion to stock form.

5. SUBSEQUENT EVENTS

On January 19, 2000, the Board authorized the Company to commence its sixth stock repurchase plan of 1,444,444 shares, or 5%, of the Company's outstanding stock. The sixth stock repurchase plan will commence on February 18, 2000, following completion of the fifth stock repurchase plan.

The repurchases will be made in unsolicited purchases pursuant to the federal securities laws relating to activities by issuers having a distribution, subject to the availability of stock, acceptable pricing of the stock and such timing limitations as may be applicable.

On January 19, 2000, the Company announced that its Board of Directors declared a quarterly cash dividend of thirteen cents ($0.13) per common share. The dividend is payable on March 10, 2000 to shareholders of record on February 25, 2000.

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

FINANCIAL CONDITION

Total assets increased by $130.8 million, or 4.7%, to $2.9 billion at December 31, 1999. The increase in overall assets was primarily due to an increase in loans of $223.0 million, or 17.0%, offset in part by a decrease in federal funds sold of $16.9 million. The overall increase in the level of assets was primarily the result of an increase in borrowed funds to fund growth in the mortgage loan portfolio, as well as significant deposit inflows.

Mortgage-backed and mortgage-related securities decreased by $53.8 million, or 6.2%, from $866.8 million at June 30, 1999 to $813.0 million at December 31, 1999. Investment securities at December 31, 1999 totaled $267.7 million, a decrease of $29.9 million, or 10.1%, compared to

$297.6  million at June 30, 1999.

The Bank continues to experience increased loan growth. For the six-month period ended December 31, 1999, gross loans receivable increased by $223.5 million, or 16.8%, to $1.6 billion, compared to $1.3 billion at June 30, 1999. The substantial increase in net loans was due primarily to originations of $342.3 million generated in the six-month period ended December 31, 1999, offset by the sale of $37.3 million of one- to four-family fixed rate mortgage loans and scheduled amortization and prepayments of $81.9. Loan originations for the six-month period ended December 31, 1999 were primarily comprised of multifamily and one- to four-family mortgage loans. Multifamily mortgage loan originations for the six-month period ended December 31, 1999 totaled $167.4 million, bringing the total multifamily loan portfolio to $452.5 million, or 29.2% of gross loans at quarter end. Total one- to four-family loan production for the six-month period ended December 31, 1999 was $134.6 million.

Total liabilities at December 31, 1999 were $2.5 billion, an increase of $159.3 million, or 6.7%, from $2.4 billion at June 30, 1999. Total deposits increased by $57.9 million, or 3.6%, to $1.7 billion at December 31, 1999. The Bank's core deposits increased by $28.1 million, or 2.8%, at December 31, 1999 to $1.0 billion. The increase in the Bank's core deposits was primarily attributable to a $11.7 million increase in total demand deposits and a $16.4 million increase in savings, N.O.W. and Money market accounts. The Bank also experienced an increase of $29.7 million, or 5.0%, in certificates of deposit from $598.5 million at June 30, 1999 to $628.2 million at December 31, 1999.

Additionally, the Bank continues to place a level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at December 31, 1999 and June 30, 1999, the Bank had total borrowings of $861.5 million and $757.8 million, respectively. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage loans and mortgage-backed and mortgage-related securities with similar estimated maturities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Total stockholders' equity decreased by $28.4 million to $341.8 million at December 31, 1999 from $370.2 million at June 30, 1999. The overall decrease was primarily due to the repurchase of 1.3 million shares of the Company's common stock, year to date cash dividends paid of $6.7 million and a $19.4 million decrease in the fair value on securities available-for-sale, net of tax. These decreases were offset by the earnings reported for the six-month period ended December 31, 1999 of $18.1 million and the amortization of $2.6 million for the unallocated and unearned shares of common stock held by the Company's stock-related benefit plans.

NON-PERFORMING ASSETS

Non-performing loans totaled $6.4 million, or 0.4% of total loans at December 31, 1999, as compared to $5.9 million, or 0.5% of total loans, at June 30, 1999. At December 31, 1999, the Bank's real estate owned consisted of foreclosed assets totaling $617,000, which at such date was comprised of three one- to four-family properties and two commercial properties.

At December 31, 1999, the Bank had $3.7 million of assets designated as "Substandard," consisting of 22 loans, no assets classified as "Doubtful," and 11 consumer loans classified as "Loss," respectively. At December 31, 1999, the Bank had $2.7 million of assets designated as "Special Mention," consisting of 42 loans due to past loan delinquencies.

Non-accrual loans totaled $6.4 million as of December 31, 1999, which included 49 one- to four-family loans, with an aggregate balance of $3.9 million, and six non-residential loans totaling $2.0 million, of which one loan is a $1.1 million commercial mortgage on a mixed use property in Staten Island, New York. The loan is secured by the property, which was last appraised in December 1996 for $1.4 million.

For the six-month period ended December 31, 1999, the Company's loan loss provision was $600,000 as compared to $1.4 million for the prior year's period. The Company's allowance for loan losses totaled $14.4 million at December 31, 1999 and $13.9 million at June 30, 1999, which represents a ratio of allowance for loan losses to non-performing loans of 226.3% and 237.1%, respectively. The Company continues to increase its overall loan loss reserves due to the increase in lending of all loan products. Management believes the allowance for loan losses at December 31, 1999 is adequate and sufficient reserves are presently maintained to cover potential losses. For the quarter ended December 31, 1999, the Company experienced net charge-offs of $99,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

General. The Company reported net income for the second quarter ended December 31, 1999 of $9.0 million, or diluted earnings per share of $0.33, an increase of $3.0 million as compared to the $6.0 million, or diluted earnings per share of $0.27, reported for the second quarter ended December 31, 1998. Core earnings for the second quarter ended December 31, 1999 increased 78.6% to a record $9.0 million, or core diluted earnings per share of $0.33, as compared to $5.1 million, or core diluted earnings per share of $0.22, reported for the comparable quarter in 1998. Core earnings for the second quarter ended December 31, 1999 and 1998, excludes net gains on sales of securities and loans of $7,000 and a $1.6 million, respectively.

Interest Income. The Company reported total interest income of $48.5 million for the second quarter ended December 31, 1999, representing an increase of $19.3 million, or 66.3%, as compared to the same period in 1998. The increase in interest income was attributable primarily to the growth in average interest-earning assets of $1.0 billion and a 13 basis point increase in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of an increase in borrowed funds to fund growth in the mortgage loan and securities portfolios, assets acquired from Bayonne and Ironbound, as well as deposit inflows.

Interest income on loans increased $12.0 million, or 74.8%, to $28.0 million for the second quarter ended December 31, 1999, as compared to the $16.0 million reported for the comparable period in 1998. This increase was the result of growth in the average balance of loans outstanding of $645.6 million, due primarily to increased originations of multifamily and one- to four-family real estate loans and loans acquired through the recently completed acquisitions, offset in part by a decrease in the average yield on the overall loan portfolio to 7.57% for the second quarter ended December 31, 1999, as compared to 7.68% for the same period in 1998.

Interest income on debt and equity securities increased $2.2 million, or 51.1%, from $4.2 million for the second quarter ended December 31, 1998, to $6.4 million for the same period in 1999. This increase is mainly attributable to the growth in the average balance of debt and equity securities, primarily investments in financial bonds and FHLB stock, as well as a 76 basis point increase in the average yield on the debt and equity portfolio.

Interest income on mortgage-backed and mortgage-related securities increased $5.2 million, or 58.9%, from $8.8 million reported for the second quarter ended December 31, 1998, to $14.0 million for the same period in 1999. This increase was due primarily to an increase in the average balance of mortgage-backed and mortgage-related securities of $307.4 million as a result of the investment of borrowed funds and mortgage-backed and mortgage-related securities acquired through the recently completed acquisitions. Additionally, interest income on mortgage-backed and mortgage-related securities increased as a result of an increase in the average yield on the mortgage-backed and mortgage-related securities portfolio to 6.50% for the second quarter ended December 31, 1999, as compared to 6.36% for the same period in 1998.

Interest Expense. Interest expense increased $10.6 million, or 77.6%, from $13.6 million for the second quarter ended December 31, 1998, to $24.2 million for the second quarter ended December 31, 1999. The average cost of the Bank's interest-bearing liabilities decreased from 4.23% for the second quarter ended December 31, 1998, to 4.18% for the second quarter ended December 31, 1999. Interest expense on deposits increased $5.5 million, or 69.8%, from $7.9 million for the second quarter ended December 31, 1998, to $13.4 million for the second quarter ended December 31, 1999. The increase reflects a $641.1 million increase in the average balance of interest-bearing deposits, primarily attributable to a $272.7 million increase in the average balance of certificates of deposit and a $300.7 million increase in the average balance of savings deposit accounts. This increase can be primarily attributable to the opening of two full-service banking facilities and one public accommodation office on Staten Island, the opening of an Ironbound Bank divisional full-service banking facility in Union, New Jersey and deposits acquired through the recently completed acquisitions. In addition, the Bank's strategy over the past several years has been to attract more certificates of deposit through the offering of additional certificate of deposit products and related marketing of commercial deposit accounts.

Interest expense on borrowed funds for the quarter ended December 31, 1999 was $10.8 million, an increase of $5.1 million as compared to the $5.7 million reported in the same period in 1998. The increase in interest expense on borrowed funds was attributable to the growth in the average balance of borrowed funds of $384.6 million, offset in part by a two basis point decrease in the average cost on borrowed funds. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. As of December 31, 1999, the Bank had $861.5 million of borrowings outstanding, an increase of $103.7 million, or 13.7%, as compared to the $757.8 million of borrowings outstanding as of June 30, 1999. The Bank may continue to increase such emphasis on borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Provision for Loan Losses. The Bank's provision for loan losses for the second quarter ended December 31, 1999 was $300,000, as compared to the $600,000 reported for the same period in the prior year. The provision for the second quarter ended December 31, 1999 was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, the introduction of new lending products by the Bank and the seasoning of such new products, as well as the level of its non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover future loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one- to four-family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

Non-Interest Income. Exclusive of net gains and losses from the sales of securities and loans, total non-interest income for the second quarter ended December 31, 1999 was $3.5 million, as compared to the $1.1 million reported for the same period in 1998. The increased level of non-interest income is primarily due to an overall increase in deposit fee income, fee income generated from the Bayonne and Ironbound acquisitions, ATM fee income and advisory fee income from our investment in Peter B. Cannell & Co. Inc. Additionally, the Bank purchased a Bank Owned Life Insurance Policy ("BOLI"), which accounted for approximately $744,000 of other income. Net gains reported for the second quarter ended December 31, 1998, were primarily due to net gains of $1.6 million from the sale of equity and investment securities.

Non-Interest Expense. Non-interest expense totaled $13.2 million for the second quarter ended December 31, 1999, an increase of $5.4 million, or 69.2%, as compared to the $7.8 million reported for the same period of the prior year. The increased level of non-interest expense was mainly attributable to increased compensation and employee benefit expenses, goodwill amortization and other expenses associated with the Bayonne and Ironbound acquisitions. Additionally, the Bank recognized increases in non-interest expenses as a result of the Bank's opening of a public accommodation office and the opening of two new full service branches in Staten Island and a full service branch in Union, New Jersey.

Income taxes. The Company's effective consolidated tax rate for the second quarter ended December 31, 1999, was 36.5% as compared to 38.7% reported for the comparable period in 1998. The reduction of the Company's effective tax rate is primarily due to the Bank's utilization of various tax-planning strategies.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

General. The Company reported net income for the six-month period ended December 31, 1999 of $18.1 million, or diluted earnings per share of $0.65, an increase of $6.8 million as compared to the $11.4 million reported for the same period last year. Core earnings for the six-month period ended December 31, 1999 increased 77.4% to a record $17.7 million, or core diluted earnings per share of $0.63, as compared to $10.0 million, or core diluted earnings per share of $0.42 reported for the same period last year. Core earnings for the six-month period ended December 31, 1999 and 1998, excludes net gains on sales of securities and loans of $710,000 and $2.5 million, respectively.

Interest Income. The Company reported total interest income of $95.2 million for the six-month period ended December 31, 1999, representing an increase of $38.4 million, or 67.6%, as compared to the same period in 1998. The increase in interest income was attributable primarily to the growth in average interest-earning assets of $1.1 billion and an eight basis point increase in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of an increase in borrowed funds to fund growth in the mortgage loan and securities portfolios, assets acquired from Bayonne and Ironbound, as well as deposit inflows.

Interest income on loans increased $24.3 million, or 81.8%, to $54.1 million for the six-month period ended December 31, 1999, as compared to the $29.8 million reported for the comparable period in 1998. This increase was the result of growth in the average balance of loans outstanding of $649.6 million, due primarily to increased originations of multifamily and one- to four-family real estate loans and loans acquired through the recently completed acquisitions, offset in part by a decrease in the average yield on the overall loan portfolio to 7.60% for the six-month period ended December 31, 1999, as compared to 7.69% for the same period in fiscal 1998.

Interest income on debt and equity securities increased $4.0 million, or 47.4%, from $8.5 million for the six-month period ended December 31, 1998, to $12.6 million for the same period in 1999. This increase is mainly attributable to the growth in the average balance of debt and equity securities, primarily investments in financial bonds and FHLB stock, as well as a 51 basis point increase in the average yield on the debt and equity portfolio.

Interest income on mortgage-backed and mortgage-related securities increased $10.2 million, or 56.4%, from $18.1 million reported for the six-month period ended December 31, 1998, to $28.3 million for the same period in 1999. This increase was due primarily to an increase in the average balance of mortgage-backed and mortgage-related securities of $314.3 million as a result of the investment of borrowed funds and mortgage-backed and mortgage-related securities acquired through the recently completed acquisitions. The yield on the mortgage-backed and mortgage-related securities remained unchanged at 6.47% for the six-month periods ended December 31, 1999 and 1998.

Interest Expense. Interest expense increased $21.1 million, or 80.5%, from $26.2 million for the six-month period ended December 31, 1998, to $47.3 million for the six-month period ended December 31, 1999. The average cost of the Bank's interest-bearing liabilities decreased from 4.25% for the six-month period ended December 31, 1998, to 4.14% for the six-month period ended December 31, 1999. Interest expense on deposits increased $10.1 million, or 63.4%, from $15.9 million for the six-month period ended December 31, 1998, to $25.9 million for the six-month period ended December 31, 1999. The increase reflects a $626.0 million increase in the average balance of interest-bearing deposits, primarily attributable to a $265.0 million increase in the average balance of certificates of deposit and a $293.0 million increase in the average balance of savings deposit accounts. This increase can be primarily attributable to the opening of two full-service banking facilities and one public accommodation office on Staten Island, the opening of an Ironbound Bank divisional full-service banking facility in Union, New Jersey and deposits acquired through the recently completed acquisitions. In addition, the Bank's strategy over the past several years has been to attract more certificates of deposit through the offering of additional certificate of deposit products and related marketing of commercial deposit accounts.

Interest expense on borrowed funds for the six-month period ended December 31, 1999 was $21.4 million, an increase of $11.1 million as compared to the $10.4 million reported in the same period in 1998. The increase in interest expense on borrowed funds was attributable to the growth in the average balance of borrowed funds of $422.6 million, offset in part by a seven basis point decrease in the average cost on borrowed funds. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. As of December 31, 1999, the Bank had $861.5 million of borrowings outstanding, an increase of $103.7 million, or 13.7%, as compared to the $757.8 million of borrowings outstanding as of June 30, 1999. The Bank may continue to increase such emphasis on borrowed funds, which may result in an increase in the

Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Provision for Loan Losses. The Bank's provision for loan losses for the six-month periods ended December 31, 1999 and 1998 was $600,000 and $1.4 million, respectively. The provision for the second quarter ended December 31, 1999 was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, the introduction of new lending products by the Bank and the seasoning of such new products, as well as the level of its non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover future loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one- to four-family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

Non-Interest Income. Exclusive of net gains and losses from the sales of securities and loans, total non-interest income for the six-month period ended December 31, 1999 was $6.7 million, as compared to the $2.0 million reported for the same period in 1998. The increased level of non-interest income is primarily due to an overall increase in deposit fee income, fee income generated from the Bayonne and Ironbound acquisitions, ATM fee income and advisory fee income from our investment in Peter B. Cannell & Co. Inc. Additionally, the Bank purchased a Bank Owned Life Insurance Policy ("BOLI"), which accounted for approximately $1.5 million of other income. Net gains reported for the six-month periods ended December 31, 1999 and 1998, were primarily due to net gains of $710,000 and $2.1 million from the sale of equity and investment securities, respectively.

Non-Interest Expense. Non-interest expense totaled $26.1 million for the six-month period ended December 31, 1999, an increase of $10.6 million, or 68.8%, as compared to the $15.4 million reported for the same period of the prior year. The increased level of non-interest expense was mainly attributable to increased compensation and employee benefit expenses, goodwill amortization and other expenses associated with the Bayonne and Ironbound acquisitions. Additionally, the Bank recognized increases in non-interest expenses as a result of the Bank's opening of a public accommodation office and the opening of two new full service branches in Staten Island and a full service branch in Union, New Jersey.

Income taxes. The Company's effective consolidated tax rate for the second quarter ended December 31, 1999, was 36.5% as compared to 38.0% reported for the comparable period in 1998. The reduction of the Company's effective tax rate is primarily due to the Bank's utilization of various tax-planning strategies.

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

The primary investing activities of the Bank are the origination of residential one- to four-family, multifamily and, to a lesser extent, commercial real estate, construction and development and other loans and the purchase of mortgage-backed and mortgage-related and investment securities. During the three and six-month periods ended December 31, 1999 and 1998, the Bank's loan originations totaled $196.2 million, $342.3 million, $118.9 million and $286.3 million, respectively. Purchases of mortgage-backed, mortgage-related and investment securities totaled $10.8 million, $81.4 million, $55.6 million and $126.0 million for the three and six-month periods ended December 31, 1999 and 1998, respectively. These activities were funded primarily by deposit growth and principal repayments and prepayments on loans, mortgage-backed and mortgage-related securities and investment securities, and advances from the FHLB and the net proceeds received from the Conversion. As of December 31, 1999, the Bank experienced a net increase in total deposits of $57.9 million to $1.7 billion, or 3.6%, as compared to the $1.6 billion at June 30, 1999. Deposit flows are affected by the level of interest rates, the interest rates and products offered by local competitors and other factors.

The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through repurchase agreements and advances from the FHLB. The Bank has recently begun to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at December 31, 1999, the Bank had total borrowings of $861.5 million. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's average cost of funds.

Loan commitments totaled $153.4 million at December 31, 1999, were comprised of $55.5 million in one- to four-family loan commitments, $2.4 million in commercial real estate loan commitments, $46.9 million in construction loan commitments, $16.2 million in commercial loan commitments, $21.8 million in home equity loan commitments, $6.2 million in multifamily loan commitments and $4.3 million in other loan commitments. In addition, management estimates that an increased level of loan commitments may arise as a result of the Multifamily Lending Division. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in less than one year from December 31, 1999, totaled $430.5 million. Based upon past experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 1999, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $261.7 million, or 9.0% of adjusted assets, which is above the required level of $116.2 million, or 4.0% of adjusted assets, and risk-based capital of $276.1 million, or 17.8% of adjusted assets, which is above the required level of $123.9 million, or 8.0% of adjusted assets.

The Company's most liquid assets are cash, due from banks and federal funds sold. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1999, cash, due from banks and federal funds sold totaled $48.4 million, or 1.7% of total assets.

THE YEAR 2000 ISSUE

To date, the Company has not experienced any data processing or computer problems related to the Year 2000 issue. The Company has maintained formal communications with all of its service providers, vendors, major fund providers, major borrowers and companies with which it has material investments. At this time, the Company is unaware of any material condition that would impact its ability to deliver accurate data processing services, although such conditions may arise during calendar year 2000. The Company's expenses, for the second quarter were approximately $30,000 and total expenses relative to the Year 2000 issue were approximately $250,000.

FINANCIAL SERVICES LEGISLATION

Recent legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT AND THE MANAGEMENT OF INTEREST RATE RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 1999 in Item 7a. to the Company's Form 10-K, filed with the SEC on September 28, 1999. There have been no material changes in the Company's market risk at December 31, 1999 as compared to June 30, 1999. The following is an update of the discussion provided therein:

General. The Company's largest component of market risk continues to be interest rate risk. Substantially all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At December 31, 1999, neither the Company nor the Bank owned any trading assets, nor did they participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Gap Analysis. At December 31, 1999, the Company's estimated one-year "gap" position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative $331,253, representing a one-year interest sensitivity gap as a percentage of total assets of (10.8%). Accordingly, during a period of rising interest rates, the Company, having a positive gap position, would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income or result in a decrease in interest income.

Interest Rate Risk Compliance. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 1999. There have been no changes in the Board of Directors approved limits of acceptable variance in net interest income and net portfolio value at December 31, 1999, compared to June 30, 1999, and the projected changes continue to fall within the Board of Directors approved limits at all levels of potential interest rate volatility.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
---------------------------

The Company is not involved in any pending legal proceedings other than the routine legal proceedings occurring in the ordinary cause of business. Such routine legal proceeding in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------
          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
          Not applicable.

ITEM 5.   OTHER INFORMATION
---------------------------
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)   EXHIBITS
      --------
       3.1  Certificate of Incorporation of Richmond County Financial Corp.*
       3.2  Bylaws of Richmond County Financial Corp.*
      11.0  Statement re: Computation of Per Share Earnings.
      27.0  Financial Data Schedule (EDGAR version only).

      * Incorporated by reference from the Form S-1 (Registration No. 333-37009), as amended, filed on October 2, 1997.


(b)   REPORTS ON FORM 8-K
      -------------------
      Not applicable.

                                  Exhibit Index
                                  -------------

Exhibit No.                                                                Page
-----------                                                                ----
11.0    Statement re:  Computation of Per Share Earnings................     22

27.0    Financial Data Schedule

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RICHMOND COUNTY FINANCIAL CORP.
                                  (Registrant)

Date:      February 14, 2000          By:     /s/ Michael F. Manzulli
                                              ----------------------------
                                               Michael F. Manzulli
                                               Chairman of the Board and
                                               Chief Executive Officer


Date:      February 14, 2000          By:     /s/ Thomas R. Cangemi
                                              ----------------------------
                                               Thomas R. Cangemi
                                               Senior Vice President, Chief
                                               Financial Officer and Treasurer