Form 10-K
period 2000-06-30
RICHMOND COUNTY FINANCIAL CORP
filed 2000-09-28
CIK 1046685

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

                   For the fiscal year ended June 30, 2000

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

Yes:  X    No:

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the shares of registrant's common stock held by non-affiliates of the Registrant was $472,153,506 as of September 22, 2000.

There were issued and outstanding 27,087,709 common shares of the Registrant's Common Stock as of September 22, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 2000 are incorporated by reference into Part II of this Form 10-K. Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                      INDEX


                                                                            Page

                                                                            ----
PART I

     Item 1    Business................................................       1

     Item 2    Properties..............................................      36

     Item 3    Legal Proceedings.......................................      38

     Item 4    Submission of Matters to a Vote of Security Holders.....      38

PART II

     Item 5    Market for Registrant's Common Stock and

               Related Stockholder Matters.............................      39

     Item 6    Earnings Summary and Selected Financial Data and
               Condensed Quarterly Statements of Operations............      39

     Item 7    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................      39

     Item 7a   Quantitative and Qualitative Disclosures

               About Market Risk.......................................      39

     Item 8    Financial Statements....................................      39

     Item 9    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.....................      39

PART III

     Item 10   Directors and Executive Officers of the Registrant......      40

     Item 11   Executive Compensation..................................      40

     Item 12   Security Ownership of Certain Beneficial Owners and
               Management..............................................      40

     Item 13   Certain Relationships and Related Transactions..........      40

PART IV

     Item 14   Exhibits, Financial Statement Schedules and

               Reports on Form 8-K.....................................      41

SIGNATURES.............................................................      43

                                     PART I

Item 1.  Business

General

      Richmond County Financial Corp. (the "Company" or the "Registrant") was incorporated under Delaware law in September 1997. On February 18, 1998, the Company acquired Richmond County Savings Bank and subsidiaries (the "Bank"), Staten Island, New York, as part of the Bank's conversion from the mutual to stock form of organization (the "Conversion"). On February 18, 1998, the Company issued an aggregate of 26,423,550 shares of its common stock, par value $0.01 per share, of which 24,466,250 shares were issued in a subscription offering and 1,957,300 shares were issued to the Richmond County Savings Foundation (the "Foundation"), a charitable foundation established by the Bank. Prior to such date, the Company had no assets, liabilities or operations. In connection with the Conversion, the Company raised $234.9 million of net conversion proceeds, of which $117.4 million was utilized for the acquisition of 100% of the outstanding stock of the Bank. The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS") and the Securities and Exchange Commission (the "SEC"). At June 30, 2000, the Company had consolidated total assets of $2.9 billion, deposits of $1.8 billion and stockholders' equity of $306.4 million. Currently, the Company's activities consist solely of managing the Bank and investing the portion of net conversion proceeds retained by the Company. The following discussions address the operations of the Bank and its subsidiaries.

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

Acquisitions

      South Jersey Financial Corporation, Inc. On March 15, 2000, the Company and South Jersey Financial Corporation, Inc. ("South Jersey") entered into a definitive agreement pursuant to which South Jersey, the holding company of South Jersey Savings and Loan Association, a community savings association with three full service banking offices in the New Jersey counties of Gloucester and Camden, was acquired by the Company. Under the terms of the agreement, South Jersey shareholders will receive $20 per share in cash for each outstanding share of common stock of South Jersey. The total transaction value is approximately to be $68.0 million. The excess of cost over the fair value of net assets acquired ("goodwill") in the transaction is estimated at $20 million, which will be amortized on a straight line basis over 20 years. As of June 30, 2000 (unaudited), the total assets of South Jersey were $322.5 million, deposits were $238.1 million and total stockholders' equity was $53.8 million. The acquisition was completed at the close of business on July 31, 2000.

      Bayonne Bancshares, Inc. At the close of business on March 22, 1999, the Company completed its acquisition of Bayonne Bancshares, Inc. ("Bayonne"), the holding company of First Savings Bank of New Jersey, SLA, a New Jersey State chartered savings and loan association with four full service banking offices in Bayonne, New Jersey in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $118.5 million for which the Company issued 1.05 shares of its common stock for each outstanding share of Bayonne common stock for a total of 8,668,615 common shares, of which 3,938,731 shares were issued from its treasury shares. Options to purchase 683,577 shares of

Bayonne common stock were also converted into options to purchase 717,755 shares of the Company's common stock. The excess of cost over the fair value of net assets acquired ("goodwill") in the transaction was $31.4 million, which is being amortized on a straight line basis over 15 years.

      Ironbound  Bankcorp,  NJ. At the close of business  on March 5, 1999,  the
Company completed its acquisition of Ironbound Bankcorp, NJ ("Ironbound"), the holding company of Ironbound Bank, a New Jersey chartered commercial bank with three full service commercial banking offices in the New Jersey counties of Union and Essex, in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $27.7 million. The Company issued
1.463 shares of its common stock for each outstanding share of Ironbound common stock for a total of 1,458,842 common shares. The goodwill attributable to the transaction was $14.9 million, which is being amortized on a straight line basis over 15 years.

Market Area

      The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Bank currently operates 15 banking offices on Staten Island, one banking office in Brooklyn, 11 banking offices in the counties of Camden, Essex, Gloucester, Hudson and Union, New Jersey, and operates a multifamily loan processing center in Jericho, Long Island.

      The Bank's primary deposit gathering area is currently concentrated around the areas where its full service banking offices are located in the counties of Camden, Essex, Gloucester, Hudson and Union, New Jersey and in the New York boroughs of Staten Island and Brooklyn, which the Bank generally considers to be its primary market area. The Bank's primary lending area has also historically been concentrated in Staten Island and, to a lesser extent, in the area around its office in Brooklyn. As of June 1999, based on a survey by a nationally-recognized bank consulting firm, the Bank had 18.0% of total deposits in Staten Island.

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

      The following table sets forth the composition of the Bank's loan portfolio, including loans held for sale, in dollar amounts and in percentages of the respective portfolios at the dates indicated:


                                                                       At June 30,
                                   ------------------------------------------------------------------------------------------------
                                          2000                1999                1998                1997                1996
                                   -----------------  ------------------  ------------------  ------------------  -----------------
                                             Percent             Percent             Percent             Percent             Percent
                                               of                  of                  of                  of                  of
                                    Amount    Total     Amount    Total      Amount   Total     Amount    Total     Amount    Total
                                  ---------- -------  ---------- -------  ---------- -------  ---------- -------  ---------- -------
                                                                         (Dollars in thousands)

Real estate loans:
 One- to four-family              $  810,853   51.1%  $  834,528   62.8%  $  470,385   72.2%  $  394,588   78.4%  $  325,139   76.3%
 Multifamily                         549,151   34.6      290,066   21.8       50,491    7.8        2,705    0.5        1,238    0.3
 Commercial real estate              108,532    6.8      107,280    8.1       55,416    8.5       40,713    8.1       39,892    9.3
 Construction and
   development                        65,603    4.1       51,044    3.8       31,297    4.8       18,343    3.7       12,812    3.0
 Home equity                          31,497    2.0       18,575    1.5       15,379    2.4       16,729    3.3       18,054    4.2
 Commercial                           16,020    1.0       14,557    1.1        6,783    1.0        6,662    1.3        6,300    1.5
 Consumer and student                  5,458    0.4       11,817    0.9       21,770    3.3       23,589    4.7       22,932    5.4
                                  ---------- -------  ---------- -------  ---------- -------  ---------- -------  ---------- -------
    Gross loans                   $1,587,114  100.0%  $1,327,867  100.0%  $  651,521  100.0%  $  503,329  100.0%  $  426,367  100.0%
                                             =======             =======             =======             =======             =======
Less:
 Unamortized discounts, net              598                 433                (631)               (788)               (947)
 Deferred loan costs (fees)              794                (888)                855                (813)             (1,354)
 Allowance for loan losses           (14,698)            (13,885)             (7,276)             (5,470)             (4,796)
                                  ----------          ----------          ----------          ----------          ----------
    Total loans, net               1,573,808           1,313,527             644,469             496,258             419,270

Less:
 Loans held for sale, net:

 One- to four-family                      --                  --                  --                  --               1,155
                                  ----------          ----------          ----------          ----------          ----------
 Loans receivable held for
  investment, net                 $1,573,808          $1,313,527          $  644,469          $  496,258          $  418,115
                                  ==========          ==========          ==========          ==========          ==========


      Loan Originations. The Bank originates both adjustable-rate and fixed-rate one- to four-family mortgage loans, multifamily loans, commercial real estate loans, construction and development loans, home equity loans, commercial loans, consumer loans and student loans. The Bank's one- to four-family mortgage lending activities are conducted primarily through the utilization of mortgage brokers and by the Bank's loan personnel, generally operating in the Bank's loan center. Although the Bank has authorized the use of approximately 64 mortgage brokers in connection with one- to four-family loan originations, the Bank primarily utilizes the services of 37 mortgage brokers operating primarily on Staten Island and in Brooklyn. During the years ended June 30, 2000 and 1999, the Bank originated $167.4 million and $129.9 million, respectively, of one- to four-family loans through mortgage brokers and $75.6 million and $120.3 million, respectively, of such loans through Bank personnel. Recently, the Bank began offering, through brokers, its fully processed loan program, which is a zero point loan that is originated and processed by the broker. The Bank pays mortgage brokers a processing fee for a fully processed loan. All loans are underwritten by the Bank pursuant to the Bank's loan underwriting policies and procedures.

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

      Generally, all loans are originated for investment with certain exceptions for longer-term fixed-rate one- to four-family mortgage loans. From time to time, the Bank will retain fixed-rate mortgage loans with terms over 15 years, depending on the asset quality and the interest rate risk position of the Bank. The one- to four-family loan products currently originated for sale by the Bank include a variety of mortgage loans that conform to underwriting standards specified by Fannie Mae ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") ("conforming loans"). Loans that do not conform to FNMA or FHLMC standards due to loan amounts ("jumbo loans") are originated for the Bank's portfolio. With the exception of customary provisions relating to breaches of representations and warranties, sales of loans are made without recourse to the Bank in the event of default by the borrower. The Bank generally retains the servicing rights on the mortgage loans sold to FHLMC and FNMA.

      At June 30, 2000, the Bank was servicing its own portfolio of $1.6 billion of loans receivable and $260.5 million of loans for others, primarily consisting of conforming fixed-rate loans sold by the Bank. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers, and generally administering the loans.

      During the years ended June 30, 2000 and June 30, 1999, the Bank originated $243.0 million and $250.2 million of fixed-rate and adjustable-rate one- to four-family loans, respectively, of which $243.0 million and $250.2 million, respectively, were retained by the Bank. The fixed-rate loans retained by the Bank consisted primarily of loans with terms of 15 to 30 years. At June 30, 2000, the Bank had no mortgage loans held for sale. The Bank has, in the past, purchased participations in loans, primarily one- to four-family mortgage loans, and had approximately $273,000 of participations in loans at June 30, 2000. The Bank acquired $72.5 million in purchased whole loans as a result of the acquisition of Bayonne Bancshares, Inc. At June 30, 2000 the balance of purchased whole loans were $51.8 million.

      The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated.


                                                          For the Year Ended June 30,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
                                                                (In thousands)
Gross loans:
Balance outstanding at beginning of period           $1,327,867   $  651,521   $  503,329
                                                     ----------   ----------   ----------
     Loans originated:
         One- to four-family                            242,965      250,204      118,384
         Multifamily                                    277,433      235,213        9,393
         Commercial real estate                          10,475       16,134       22,537
         Construction and development                    34,284       28,447       22,280
         Home equity                                      7,045        6,603        3,567
         Commercial                                      15,350        9,848       10,083
         Consumer and student                             2,059        2,458        7,024
                                                     ----------   ----------   ----------
           Total loans originated                       589,611      548,907      193,268
           Loans of acquired institutions                    --      332,639           --
     Loans purchased                                         --        1,500       38,616
                                                     ----------   ----------   ----------
           Total loans originated and purchased         589,611      883,046      231,884
                                                     ----------   ----------   ----------
Less:
     Principal repayments                               147,041      113,189       83,120
     Sales of loans                                      89,342       15,821           --
     Mortgage securitization                             93,596       77,159           --
     Transfers to real estate owned                         355          482          532
     Principal charged off                                   30           49           40
                                                     ----------   ----------   ----------
Total loans receivable held for investments at
end of period                                        $1,587,114   $1,327,867   $  651,521
                                                     ==========   ==========   ==========


      Loan Maturity. The following table shows the contractual maturity of the Bank's loan portfolio at June 30, 2000. The table does not include prepayments or scheduled principal amortization. Prepayments and scheduled principal amortization on mortgage loans totaled $147.0 million, $113.2 million and $83.1 million for the years ended June 30, 2000, 1999 and 1998, respectively.


                                                   At June 30, 2000
                                          ---------------------------------------------------------------------------------------
                                                   Real Estate Loans

                                          -----------------------------------------------------
                                           One- to                        Construction                      Consumer    Total
                                           Four-     Multi-   Commercial       and       Home                  and      Loans
                                           Family    Family   Real Estate Development   Equity   Commercial  Student  Receivable
                                          --------- -------- ------------ ------------ -------- ----------- --------- -----------
Amounts due:
  Within one year                         $  1,111  $    245   $  5,791    $ 55,599    $  1,122 $  9,012    $  1,575  $   74,455
                                          --------- -------- ------------ ------------ -------- ----------- --------- -----------
  After one year:
     More than one year
          to three years                     9,828     2,249     16,643      10,004         479    4,176       1,878      45,257
     More than three years
          to five years                      5,690       568      5,805          --         390    2,075          29      14,557
     More than five years
          to 10 years                      104,790    64,658     33,055          --       7,134      527       1,976     212,140
     More than 10 years
          to 20 years                      224,773   481,431     44,491          --       4,286      230          --     755,211
     More than 20 years                    464,661        --      2,747          --      18,086       --          --     485,494
                                          --------- -------- ------------ ------------ -------- ----------- --------- -----------
          Total due after June 30, 2000    809,742   548,906    102,741      10,004      30,375    7,008       3,883   1,512,659
                                          --------- -------- ------------ ------------ -------- ----------- --------- -----------
          Total amount due                $810,853  $549,151   $108,532    $ 65,603    $ 31,497 $ 16,020    $  5,458  $1,587,114
                                          ========= ======== ============ ============ ======== =========== ========= ===========
Less:
  Unamortized discounts, net                                                                                                 598
  Deferred loan costs, net                                                                                                   794
  Allowance for possible loan losses                                                                                     (14,698)
                                                                                                                      -----------
Loans receivable held for investment, net                                                                             $1,573,808
                                                                                                                      ===========


      The following table sets forth at June 30, 2000, the dollar amount of gross loans receivable contractually due after June 30, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

                                             Due After June 30, 2001
                                          --------------------------------
                                            Fixed   Adjustable   Total

                                          --------- ---------- -----------
                                                  (In thousands)
     Real estate loans:
        One- to four-family               $415,188   $394,554  $  809,742
        Multifamily                         56,602    492,304     548,906
        Commercial real estate              23,411     79,330     102,741
        Construction and development            --     10,004      10,004
        Home equity                         24,660      5,715      30,375
                                          --------- ---------- -----------
          Total real estate loans          519,861    981,907   1,501,768
     Commercial loans                        3,579      3,429       7,008
     Consumer and student loans              3,883         --       3,883
                                          --------- ---------- -----------
          Total loans receivable          $527,323   $985,336  $1,512,659
                                          ========= ========== ===========

      One- to four-family Loans. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank's primary market areas, primarily with maturities of up to 30 years. One- to four-family mortgage loan originations are obtained through the use of mortgage brokers, the Bank's loan center, existing or past customers, advertising, and referrals from real estate brokers and attorneys.

      At June 30, 2000, the Bank's one- to four-family loans totaled $810.9 million, or 51.1%, of gross loans. Of the one- to four-family loans outstanding at that date, 51.5% were fixed-rate mortgage loans and 48.5% were adjustable-rate mortgage loans. The Bank generally offers fixed-rate mortgage loans with terms of 15 and 30 years. The Bank, from time to time, may sell fixed-rate residential mortgage loans it originates with terms in excess of 15 years, except for non-conforming loans, to FHLMC or FNMA, and retains the servicing on all loans sold, although the Bank may retain fixed-rate mortgage loans with terms exceeding 15 years, depending on the asset quality and the interest rate risk position of the Bank. The Bank generally retains for its portfolio shorter-term, fixed-rate loans with maturities of 15 years or less and all adjustable-rate one- to four-family loans.

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

      In an effort to provide financing for low and moderate-income homebuyers, the Bank participates in residential mortgage programs and products sponsored by the State of New York Mortgage Association ("SONYMA"). The SONYMA mortgage programs provide low and moderate-income households with fixed-rate loans, which have market rates generally below prevailing fixed-rate mortgages and which allow below market down payments. At June 30, 2000, $11.5 million, or 0.7% of total loans, were sponsored by SONYMA.

      Multifamily Lending. During fiscal 1998, the Bank increased its origination of multifamily loans through the establishment of a separate department staffed by personnel experienced in the multifamily lending business. During fiscal 2000, the Bank originated $277.4 million of multifamily loans as compared to originations of $235.2 million and $9.4 million in fiscal years 1999 and 1998, respectively. As a result, the Bank had approximately $549.2 million, or 34.6% of the total loan portfolio invested in multifamily loans. The largest multifamily loan in the Bank's portfolio at June 30, 2000 was an $8.3 million loan secured by 11 garden apartment buildings with an aggregate of 156 units in Doylestown, Pennsylvania.

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

      In reaching its decision on whether to make a multifamily loan, the Bank considers the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the underlying property. Multifamily loans originated by the Bank require a debt service coverage ratio of at least 120% and a loan to value ratio of no more than 75% of the lower of the appraised value or sales price of the underlying property. Generally, these loans are five year adjustable-rate loans with a term of 15 years and an amortization schedule not exceeding 30 years. The Bank's multifamily loans are originated with rates that are generally fixed for the first five years with a single adjustment on the fifth anniversary of the loan based upon the average monthly yield on the U.S. Treasury obligations,adjusted to a constant maturity of five years, plus a margin of 1.75% to 2.50%.

      Commercial Real Estate Lending. The Bank originates commercial real estate loans that are generally secured by properties used for business purposes or a combination of residential and retail purposes and that are generally located in the Bank's primary market areas. All mixed-use properties are classified as commercial real estate. At June 30, 2000, the Bank's commercial real estate loan portfolio totaled approximately $108.5 million, or 6.8%, of total loans. The Bank's underwriting procedures provide that commercial real estate loans generally may be made in amounts up to 75% of the lower of the appraised value or sales price of the property, subject to the Bank's current regulatory loans-to-one-borrower limit. These loans generally may be made with terms up to 20 years and are generally offered at interest rates that adjust every one, three or five years, utilizing the corresponding U.S. Treasury Securities Index as a base. The Bank also offers fixed-rate commercial real estate loans with ten year terms. In reaching its decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. In addition, the Bank considers the business activities and present and past uses of the properties in evaluating potential environmental issues and, where such consideration indicates a need, a more detailed investigation by a qualified environmental expert is conducted. The Bank has generally required that the properties securing commercial real estate loans have a debt service coverage ratio (the ratio of earnings before debt service to debt service) of at least 120%. Exceptions to this ratio are considered on an individual basis and must be approved by the appropriate lending authority. Generally, all commercial real estate loans made to corporations, partnerships and other business entities require personal guarantees by the principals. The largest commercial real estate loan in the Bank's portfolio at June 30, 2000 was a $3.3 million loan secured by a shopping plaza on Staten Island.

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

      Construction and Development Lending. The Bank originates construction and development loans for the development of commercial and residential property located in its primary market areas, and may originate construction and development loans outside its primary market area to existing customers. At June 30, 2000, the Bank had $65.6 million of construction loans, most of which related to the construction of one- to four-family properties, of which $29.9 million of these loans were outstanding at that date. The Bank originates loans for the acquisition of commercial and residential property located in its primary market areas usually if such acquisition loan is part of an overall development loan. Construction loans are offered primarily to experienced local developers operating in the Bank's primary market areas and, to a lesser extent, to individuals for the construction of their residences. The majority of the Bank's construction loans are originated primarily to finance the construction of one- to four-family, owner-occupied residential real estate, and commercial real estate properties located in the Bank's primary market areas. Construction loans are generally offered with terms of up to two years. Construction loans may be made in amounts up to 75% of the estimated cost of construction, or up to 80% in the case of loans to individuals for the construction of their residences. With respect to commercial construction loans, the Bank generally requires borrowers, with whom the Bank does not have experience, to secure permanent-financing commitments from generally recognized lenders for an amount equal to or greater than the amount of the loan. In some cases, the Bank may itself provide permanent financing. Loan proceeds are disbursed periodically in increments as construction progresses and as inspections by the Bank's lending officers warrant.

      The Bank originates land loans to local developers for the purpose of holding or developing the land for sale. At June 30, 2000, the Bank had $21.2 million of land loans. Such loans are secured by a lien on the property, and limited to 65% of the appraised value of the secured property on raw land or up to 75% on developed building lots, and have terms of up to two years, with floating interest rates based on the prime rate (which is the prime rate as published in The Wall Street Journal). The principal of the loan is reduced as lots are sold and released. The Bank's land loans are generally secured by property in its primary market areas; however, the Bank may originate land loans outside its primary market areas to existing customers. In addition, the Bank generally originates such loans to developers with whom it has established relationships and obtains personal guarantees.

      Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction and other assumptions, including the estimated time to sell residential properties. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. The largest construction loan in the Bank's portfolio at June 30, 2000, was a $9.5 million loan for the construction of a four story office complex located in the Borough of Staten Island.

      Home Equity Lending. The Bank offers fixed-rate, fixed-term home equity loans and lines of credit and adjustable-rate home equity loans in its primary market area. At June 30, 2000, the Bank's home equity loans and lines of credit totaled $31.5 million, or 2.0%, of the Bank's gross loans. Fixed-rate, fixed-term home equity loans and lines of credit are offered in amounts up to 80% of the appraised value of the property (including the first mortgage). Fixed-rate, fixed-term home equity loans and lines of credit are offered with terms of up to ten years, with interest-only payments during the first five years and repayment of principal and interest during the final five years. Adjustable-rate home equity loans are offered in amounts up to 80% of the appraised value of the property (including the first mortgage) with terms of up to 20 years. Adjustable-rate loans are indexed to the prime rate (which is the prime rate as published in The Wall Street Journal).

      Commercial Lending. The Bank also originates commercial loans to small and medium sized businesses operating in the Bank's primary market areas. At June 30, 2000, the Bank had $16.0 million of commercial loans, which amounted to 1.0% of the Bank's total loans receivable. Although such loans are sometimes secured by equipment, leases, inventory and accounts receivable, in the case of the Bank, the majority of its commercial loans are secured by real estate. Term loans are generally offered with adjustable rates of interest and terms of up to five years. Secured commercial loans will be made based upon the value of the collateral provided to secure the loan. All term loans fully amortize during the term of such loan. Business lines of credit have terms of up to seven years, if secured, and up to one year, if unsecured. Secured lines of credit will generally be made based upon the collateral provided in securing the line. Interest rates on business lines of credit adjust on a daily basis and are indexed to the prime rate.

      The Bank also issues both secured and unsecured letters of credit to business customers of the Bank. Secured letters of credit will be issued in amounts up to 100% of the value of the collateral securing the letter of credit. Acceptable collateral includes an assigned deposit account with the Bank, real estate or marketable securities. Letters of credit have a maximum term of two years. At June 30, 2000, there was $236,830 in letters of credit outstanding.

      In making commercial loans, the Bank considers primarily the financial resources of the borrower, the borrower's ability to repay the loan out of net operating income, the Bank's lending history with the borrower and the value of any collateral. Generally, if the borrower is a corporation, partnership or other business entity, personal guarantees by the principals are required. However, personal guarantees may not be required on such loans, depending on the creditworthiness of the borrower and other mitigating circumstances. The Bank's largest commercial loans at June 30, 2000 were two loans for $1.0 million each. At such date, the Bank had $11.0 million of unadvanced commercial lines of credit.

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

      Consumer and Student Lending. The Bank's portfolio of consumer loans consists primarily of unsecured personal loans and overdraft lines of credit. As of June 30, 2000, consumer loans amounted to $5.5 million, or 0.4% of the Bank's total loan portfolio.

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

      Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established an Officer Loan Committee, which is comprised of members of senior management, including the Chairman and Chief Executive Officer and the President and Chief Operating Officer of the Bank, whom are also Directors of the Bank. The Officer Loan Committee has the authority to approve all loans greater than $100,000, but less than $500,000, with the exception of multifamily loans. The Officer Loan Committee approves all multifamily loans greater than $1.5 million but less than $2.0 million. The Board has also established a Directors' Loan Committee, comprised of five members of the Board of Directors, whom are not employees of the Bank, to review and approve all loans in amounts greater than the Officer Loan Committee approval limits up to the Bank's lending limit. The Directors' Loan Committee discusses and approves all loans and lines of credit in amounts greater than management has authority to approve, within the Committee's designated authority as established from time to time by the Board of Directors. Individual loans over $3 million are to be approved or denied by the Board of Directors and all aggregate lending relationships with a single borrower that exceeds $3 million must be reported to the Board of Directors. In addition, the Board has established lending authority for individual officers as to its various types of loan products.

      The Board of Directors has authorized the following persons to approve loans up to the amounts indicated: multifamily loans can be approved by two members of the Multifamily Lending Division, requiring the Multifamily Division Head and one Vice President of the Multifamily Division for up to $1.5 million; residential mortgage loans of up to $250,000 and home equity loans of up to $250,000 can be approved by the Senior Real Estate Officer, construction loans of up to $250,000 can be approved by the Senior Construction Loan Officer; commercial mortgages of up to $250,000, secured commercial loans up to $250,000 and unsecured commercial loans and lines of credit up to $100,000 can be approved by the Senior Commercial Loan Officer. Additionally, individual loans to one borrower may not exceed $3.0 million and aggregate loans to one borrower may not exceed $3.0 million for all loans, with the exception of multifamily loans in which the aggregate loan limit is $12 million, without Board involvement. Total aggregate loans are also subject to the Bank's regulatory loans-to-one-borrower limit, which at June 30, 2000, was 15% of total capital.

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

      It was the Bank's policy to discontinue accruing interest on all commercial real estate, construction and commercial loans which were past due 90 days, on all consumer loans which were past due 120 days, and on all one- to four-family residential mortgage loans which were past due 180 days, or, when in the opinion of management, such suspension was warranted. Effective July 1, 1997, the Bank revised this policy such that it does not accrue interest on any loans, including one- to four-family loans secured by real estate, which are more than 90 days delinquent unless, in the opinion of management, collection is probable. Property acquired by the Bank as a result of foreclosure on a mortgage loan is classified as "real estate owned" ("REO") and is recorded at the lower of the unpaid principal balance or fair value, less costs to sell at the date of acquisition and thereafter. For loans in excess of $25,000, fair value must be substantiated by an appraisal of the property and, thereafter, appraisal of the property on an as-needed basis. At June 30, 2000, the Bank had $5.2 million of non-performing assets (defined as non-accruing loans and REO).

      At June 30, 2000, the Bank's REO net, consisting of foreclosed assets, totaled $509,000, which was comprised of three one- to four-family properties and one mixed use commercial property. Bank personnel generally conduct periodic external inspections on all properties securing loans in foreclosure and generally conduct external appraisals on all properties prior to taking ownership of the property. Based upon such inspections and appraisals, the Bank will charge off any loan principal it deems appropriate at such time. Bank personnel conduct monthly reviews of foreclosed real estate and periodically adjust valuation allowance for possible declines in the value of real estate owned. The Bank is currently offering for sale all REO as a result of foreclosure through brokers and through its own personnel. The Bank's policies generally permit the financing of the sale of its foreclosed real estate on substantially the same terms applicable to its other real estate mortgage loans.

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

      When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for possible loan losses in an amount deemed prudent by management, unless the loss of principal appears to be remote. General valuation allowances represent loss allowances, which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets or portions thereof as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount.

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

      All residential real estate loans with loan balances in excess of $500,000 are reviewed annually. Commercial real estate and construction loans with a balance in excess of $500,000 are also reviewed annually. Additionally, loans with balances of $1.0 million or more will be reviewed semi-annually, if conditions warrant. Loan reviews are performed by the loan reviewer, a person not directly involved in the lending or loan administration process. The loan reviewer's findings are submitted to the Directors' Loan Committee, composed of five members of the Board of Directors. Meetings are held on a quarterly or on an as-needed basis. Upon review, the Committee will classify the loan and comment as to any corrective action needed. The findings of the Directors' Loan Committee will be reported to the Board of Directors on an ongoing basis.

      At June 30, 2000, the Bank had $2.6 million of assets designated as Substandard, consisting of 22 loans; there were no loans classified as Doubtful; and $13,000, consisting of seven consumer loans classified as Loss. At June 30, 2000, the Bank had $2.1 million of assets designated as Special Mention, consisting of 27 loans which were due to past loan delinquencies.

      The following tables set forth delinquencies in the Bank's loan portfolio as of the dates indicated:

                                                     At June 30, 2000
                                               60-89 Days         90 Days or More
                                          -------------------   -------------------
                                            Number  Principal     Number  Principal
                                          --------- ---------   --------- ---------
                                                    (Dollars in thousands)
One- to four-family                           16     $2,187         40     $3,411
Multifamily                                   --         --         --         --
Commercial real estate                        --         --          3        738
Construction and development                   2        123          3        437
Home equity                                    3         89          2         72
Commercial loans                               7        454          1         48
Consumer and student loans                    11          9          7         13
                                          --------- ---------   --------- ---------
     Total                                    39     $2,862         56     $4,719
                                          ========= =========   ========= =========

Delinquent loans to total loans(1)                     0.18%                 0.30%
                                                    =========             =========


                                                     At June 30, 1999
                                               60-89 Days         90 Days or More
                                          -------------------   -------------------
                                            Number  Principal     Number  Principal
                                          --------- ---------   --------- ---------
                                                    (Dollars in thousands)
One- to four-family                           14     $1,201         58     $3,816
Multifamily                                   --         --         --         --
Commercial real estate                         1        639          5      1,461
Construction and development                  --         --          1         90
Home equity                                    3         96          5        143
Commercial loans                               8        610          8        329
Consumer and student loans                    10         40         11         18
                                          --------- ---------   --------- ---------
     Total                                    36     $2,586         88     $5,857
                                          ========= =========   ========= =========

Delinquent loans to total loans(1)                     0.19%                 0.45%
                                                    =========             =========

                                                     At June 30, 1998
                                               60-89 Days         90 Days or More
                                          -------------------   -------------------
                                            Number  Principal     Number  Principal
                                          --------- ---------   --------- ---------
                                                    (Dollars in thousands)
One- to four-family                            4     $  481         24     $3,162
Multifamily                                   --         --         --         --
Commercial real estate                        --         --          5      1,619
Construction and development                   4        612          2        606
Home equity                                    1         33          1        144
Commercial loans                               3        134         --         --
Consumer and student loans                    88        273          1          3
                                          --------- ---------   --------- ---------
     Total                                   100     $1,533         33     $5,534
                                          ========= =========   ========= =========

Delinquent loans to total loans(1)                     0.24%                 0.85%
                                                    =========             =========


-----------------------------------
(1) Total loans include loans receivable held-for-investment, plus deferred loan costs, deferred mortgage interest and unamortized discounts, net.

      Non-Performing   Assets.   The  following  table  sets  forth  information
regarding the Bank's non-performing assets.


                                                         At June 30,
                                            -------------------------------------------
                                             2000     1999     1998     1997     1996
                                           -------- -------- -------- -------- --------
                                            (Dollars in thousands)
Non-accrual loans:
   One- to four-family                      $3,483   $3,959   $3,306   $1,676   $1,695
   Multifamily                                  --       --       --       --       --
   Commercial real estate                      738    1,461    1,619      876      939
   Construction and development                437       90      606      120      120
   Commercial                                   48      329       --       --       --
   Consumer and student                         13       18        3       --       --
                                           -------- -------- -------- -------- --------
     Total non-accrual loans                 4,719    5,857    5,534    2,672    2,754
Loans contractually past due 90 days or
  more and still accruing interest(1)           --       --       --    1,205    1,066
                                           -------- -------- -------- -------- --------
     Total non-performing loans              4,719    5,857    5,534    3,877    3,820
Real estate owned                              509      997      322      662      612
                                           -------- -------- -------- -------- --------
     Total non-performing assets            $5,228   $6,854   $5,856   $4,539   $4,432
                                           ======== ======== ======== ======== ========
Allowance for possible loan losses as a
  percent of loans(2)                         0.93%    1.05%    1.12%    1.10%    1.14%
Allowance for possible loan losses as a
  percent of total non-performing loans(3)  311.53   237.07   131.50   141.09   125.55
Non-performing loans as a
  percent of loans(2)(3)                      0.30     0.45     0.85     0.78     0.91
Non-performing assets as a
  percent of total assets(3)                  0.18     0.25     0.37     0.46     0.48

-------------------------------
(1)   Includes consumer and student loans.
(2)Loans include loans receivable held for investment, net, excluding the allowance for possible loan losses.
(3)It was the Bank's policy to generally cease accruing interest on all commercial real estate, construction and commercial loans 90 days or more past due, on all consumer loans which were 120 days or more past due, and on all one- to four-family residential mortgage loans which were 180 days or more past due. Effective July 1, 1997, the Bank revised this policy such that it does not accrue interest on any loans, including one- to four- family loans secured by real estate, which are more than 90 days delinquent as to principal and interest unless, in the opinion of management, collection is probable.

      Non-accrual loans totaled $4.7 million as of June 30, 2000, which included 42 one- to four-family loans, with an aggregate balance of $3.5 million and six commercial real estate loans and construction loans with an aggregate balance of $1.2 million.

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

     As of June 30, 2000, the Bank's allowance for possible loan losses was $14.7 million, or 0.9% of total loans, and 311.5% of non-performing loans as compared to $13.9 million, or 1.1% of total loans, and 237.1% of non-performing loans, as of June 30, 1999. The Bank had total non-performing loans of $4.7 million and $5.9 million at June 30, 2000 and June 30, 1999, respectively, and non-performing loans to total loans of 0.3% and 0.5%, respectively. The Bank will continue to monitor and modify its allowance for possible loan losses as conditions dictate. The Board of Directors reviews the adequacy of the allowance for possible loan losses quarterly. While management believes that, based on information currently available, the Bank's allowance for possible loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may, in the future, increase its level of loan loss allowance as a percentage of total loans and non-performing loans in the event it increases the level of multifamily, commercial real estate, construction and development or other lending as a percentage of its total loan portfolio. In addition, the FDIC and NYSBD, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

      The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the table.

                                                       Year Ended June 30,
                                           ---------------------------------------------
                                             2000     1999     1998     1997     1996
                                           -------- -------- --------- -------- --------
                                                          (In thousands)

Balance at beginning of period             $13,885  $ 7,276   $5,470   $4,796   $3,275
                                           -------- -------- -------- -------- --------
Allowance of acquired institutions              --    4,357       --       --       --
Provision for loan losses                    1,200    2,550    2,200    1,080    1,600
Charge-offs:
   Real estate loans                            67       60      110      174      166
   Commercial real estate                      315       50      142       15       --
   Consumer loans                              109      235      281      286      186
                                           -------- -------- -------- -------- --------
     Total charge-offs                         491      345      533      475      352
Recoveries:
   Real estate loans                            17       --       --       45       97
   Commercial real estate                       34       --       88       --      122
   Consumer loans                               53       47       51       24       54
                                           -------- -------- -------- -------- --------
     Total recoveries                          104       47      139       69      273
Net charge-offs                                387      298      394      406       79
                                           -------- -------- -------- -------- --------
Balance at end of period                   $14,698  $13,885   $7,276   $5,470   $4,796
                                           ======== ======== ======== ======== ========

      The following tables set forth the Bank's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

                                                                                At June 30,
                                            ---------------------------------------------------------------------------
                                                          2000                                   1999
                                            ---------------------------------------------------------------------------
                                                                     Percent of                             Percent of
                                                       Percent of     Loans in                Percent of     Loans in
                                                        Allowance       Each                   Allowance       Each
                                                        to Total    Category to                to Total    Category to
                                             Amount     Allowance   Total Loans     Amount     Allowance   Total Loans
                                            ---------  -----------  ------------   ---------  -----------  ------------
                                                                           (Dollars in thousands)

Real estate(1)                               $ 8,280        56%          99%        $ 6,966        50%          98%
Commercial                                       247         2            1             230         2            1
Consumer                                          95         1           --             195         1            1
Unallocated                                    6,076        41           --           6,494        47           --
                                            ---------  -----------  ------------   ---------  -----------  ------------
Total allowance for
   possible loan losses                      $14,698       100%         100%        $13,885       100%         100%
                                            =========  ===========  ============   =========  ===========  ============


                                                                                At June 30,
                                            ---------------------------------------------------------------------------
                                                         1998                                   1997
                                            ---------------------------------------------------------------------------
                                                                     Percent of                             Percent of
                                                       Percent of     Loans in                Percent of     Loans in
                                                        Allowance       Each                   Allowance       Each
                                                        to Total    Category to                to Total    Category to
                                             Amount     Allowance   Total Loans     Amount     Allowance   Total Loans
                                            ---------  -----------  ------------   ---------  -----------  ------------
                                                                           (Dollars in thousands)

Real estate(1)                                $3,581        49%          96%         $2,619        48%          94%
Commercial                                       156         2            1             355         6            1
Consumer and student                             325         5            3             321         6            5
Unallocated                                    3,214        44           --           2,175        40           --
                                            ---------  -----------  ------------   ---------  -----------  ------------
Total allowance for
   possible loan losses                       $7,276       100%         100%         $5,470       100%         100%
                                            =========  ===========  ============   =========  ===========  ============


                                                       At June 30,
                                            ------------------------------------
                                                          1996
                                            ------------------------------------
                                                                     Percent of
                                                       Percent of     Loans in
                                                        Allowance       Each
                                                        to Total    Category to
                                             Amount     Allowance   Total Loans
                                            ---------  -----------  ------------
                                                          (Dollars in thousands)

Real estate(1)                                $2,173        45%          93%
Commercial                                       380         8            3
Consumer and student                             315         7            4
Unallocated                                    1,928        40           --
                                            ---------  -----------  ------------
Total allowance for
   possible loan losses                       $4,796       100%         100%
                                            =========  ===========  ============

--------------------------

(1) Real estate includes one- to four-family, multifamily, commercial real estate, construction and development, and home equity loans.

Securities Investment Activities

      The  investment  policy of the  Company  and the Bank,  as approved by the
Board of Directors, is designed primarily to manage the interest rate sensitivity of its overall assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the Bank's lending activities and to provide and maintain liquidity. In establishing its investment strategies, the company considers its business and growth position, the economic environment, its interest rate sensitivity position, the types of securities to be held and other factors.

      While the Board of Directors has final authority and responsibility for the securities investment portfolio, the Bank has established a Management Investment Committee comprised of four senior officers, including the Investment Officer, to supervise the Bank's securities investment program. The Management Investment Committee meets at least quarterly and evaluates all investment activities for safety and soundness, adherence to the Bank's investment policy and assurance that authority levels are maintained. The Bank's policies provide that all investment transactions must be authorized by two senior executive officers and reported to the Board of Directors on a monthly basis and reviewed by the Asset/Liability Committee on an ongoing basis.

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

      The Company currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Similarly, the Company does not invest in mortgage-related securities, deemed to be "high risk" by the federal banking regulators.

      As of June 30, 2000, the Company's securities portfolio totaled $1.0 billion, or 35.5% of total assets, with $964.9 million classified as available for sale and $57.2 million classified as held to maturity.

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

      The Bank also invests in CMOs issued or sponsored by FNMA and FHLMC, as well as private issuers. At June 30, 2000, mortgage-backed and mortgage-related securities totaled $764.6 million, or 26.5% of total assets, with a weighted average yield of 6.63%. The increase in such securities reflects management's recent revisions to its investment strategy, placing greater emphasis on mortgage-backed and mortgage-related securities, the investment of conversion proceeds and the leverage strategy conducted. At June 30, 2000, the Company's CMO portfolio totaled $306.8 million, or 10.6% of total assets, consisting of $247.0 million of CMOs issued by private issuers and $59.8 million issued by the government sponsored agencies. The Company policy limits its privately issued CMOs to non-high risk securities rated "AAA" by two rating agencies, with an average life of seven years or less and limits the amount of such investment to 40% of total assets. For government sponsored CMOs, the policy limits such investments to non-high risk securities that have an average life of ten years or less. The credit rating of the specific CMOs owned are monitored on a regular basis. The current investment policy prohibits the purchase of higher risk CMOs, which are defined as those securities exhibiting significantly greater volatility of estimated average life and price relative to interest rates than do standard 30-year fixed-rate securities. At such date, the Company's CMO portfolio had an estimated average life of 5.1 years and a weighted average yield of 6.52%.

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

      U.S. Agency Obligations. At June 30, 2000, the Company's U.S. government agency securities portfolio totaled $29.6 million, with a weighted average yield of 7.15%. It consists of $20.4 million of callable agency zero-coupon medium term notes and $9.2 million of short-term callable notes.

      Financial Bonds. At June 30, 2000, the financial bond portfolio totaled $187.7 million with a weighted average yield of 8.28%, consisting of $122.2 million fixed-rate and $65.5 million floating-rate issues. The majority of the issues are long term and generally issued by investment grade U. S. banks and savings and loan holding companies. All of the Company's financial bonds are callable by the respective issuers pursuant to the terms of the bonds, generally after an initial ten year holding period. The floating-rate bonds have a weighted average coupon of 6.98% and reset quarterly, based on the Three Month LIBOR (London Interbank Offer Rate) Index plus margins ranging from 0.50% to 2.50%. The current policy of the Company limits the purchases of financial bonds to a maturity of 30 years or less, a total investment of 10% of total assets, with a 1% limitation for any single issuer.

      Equity Securities. At June 30, 2000, the Company's equity securities portfolio totaled $40.2 million, all of which was classified as available for sale. Such portfolio consisted of investments of $28.1 million of investments in preferred stock and $12.1 million of investments in common stock primarily of financial institutions. The Company's policy limit for its common and preferred stock investments is 5% and 7.5% respectively, of its total assets. Current policy permits the purchase of preferred stock rated investment grade. The substantial majority of the preferred stock holdings are redeemable by issuers after five years.

      The following table sets forth the composition of the Company's debt and equity and mortgage-backed and mortgage-related securities portfolios in dollar amounts and percentages at the dates indicated:

                                                             At June 30,
                                            ------------------------------------------------------------------------
                                                      2000                     1999                     1998
                                            ------------------------------------------------------------------------
                                                          Percent                  Percent                  Percent
                                                            of                       of                       of
                                               Amount      Total        Amount      Total        Amount      Total
                                            -----------  ---------   -----------  ---------   -----------  ---------
                                                       (Dollars in thousands)
Debt securities:
   Corporate bonds                          $       --        --%    $       --        --%      $  5,213      0.62%
   U.S. Government obligations                      --        --            300      0.03          8,989      1.07
   Agency securities                            29,615      2.90         39,312      3.37         24,675      2.93
   Public utilities                                 --        --             --        --         14,385      1.70
   Municipal bonds                                  --        --          1,572      0.14          1,182      0.14
   Other debt obligations (1)                       --        --          1,763      0.15          2,249      0.27
   Asset-backed notes                               --        --          9,963      0.86          9,988      1.18
   Financial bonds                             187,687     18.36        198,246     17.02        115,863     13.74
                                            -----------  ---------   -----------  ---------   -----------  ---------
     Total debt securities                     217,302     21.26        251,156     21.57        182,544     21.65
                                            -----------  ---------   -----------  ---------   -----------  ---------
Equity securities:
   Preferred stock                              28,113      2.75         30,097      2.59         28,448      3.37
   Common stock                                 12,070      1.18         16,358      1.40         27,056      3.21
   Mutual funds                                     --        --             --        --            842      0.10
                                            -----------  ---------   -----------  ---------   -----------  ---------
      Total equity securities                   40,183      3.93         46,455      3.99         56,346      6.68
                                            -----------  ---------   -----------  ---------   -----------  ---------
Mortgage-backed and mortgage-related
   securities:
   FHLMC pass-through                          118,841     11.63        161,472     13.86         97,362     11.55
   GNMA pass-through                           135,389     13.25        159,247     13.68        185,023     21.94
   FNMA pass-through                           124,655     12.20         97,055      8.33         76,451      9.07
   Private issuer pass-through                  78,867      7.71         89,734      7.71         18,208      2.16
   Agency CMOs                                  59,829      5.85         54,922      4.72         39,125      4.64
   Private issuer CMOs                         247,026     24.17        304,414     26.14        188,135     22.31
                                            -----------  ---------   -----------  ---------   -----------  ---------
      Total mortgage-backed and
       mortgage-related securities             764,607     74.81        866,844     74.44        604,304     71.67
                                            -----------  ---------   -----------  ---------   -----------  ---------
      Total securities                      $1,022,092    100.00%    $1,164,455    100.00%      $843,194    100.00%
                                            ===========  =========   ===========  =========   ===========  =========
      Total debt and equity securities
       available for sale                   $  257,485     25.19%    $  297,611     25.56%      $238,890     28.33%
                                            -----------  ---------   -----------  ---------   -----------  ---------
Mortgage-backed and mortgage-related
   securities available for sale               707,446     69.22        866,844     74.44        604,304     71.67
Mortgage-backed and mortgage-related
   securities held to maturity                  57,161      5.59             --        --             --        --
                                            -----------  ---------   -----------  ---------   -----------  ---------
      Total mortgage-backed and
         mortgage-related securities           764,607     74.81        866,844     74.44        604,304     71.67
                                            -----------  ---------   -----------  ---------   -----------  ---------
      Total securities                      $1,022,092    100.00%    $1,164,455    100.00%      $843,194    100.00%
                                            ===========  =========   ===========  =========   ===========  =========
----------------------------------


(1)    Consists of railroad, foreign and other bonds.

      The following table sets forth the Company's securities activities for the periods indicated:

                                                                  For the Year
                                                                 Ended June 30,
                                                          ----------------------------------------
                                                              2000          1999          1998
                                                          ------------  ------------  ------------
                                                                 (In thousands)

Beginning balance                                          $1,164,455      $843,194      $437,427
                                                          ============  ============  ============
Add:
Debt and equity securities purchased available for sale        49,156        96,028       173,260
Mortgage-backed and mortgage-related securities
   purchased available for sale                                39,273       384,631       608,059
Securitization                                                 93,427        77,159            --
Investments of acquired institutions, net                          --       233,150            --
Change in net unrealized gains on
   available for sale securities                              (38,718)      (34,671)        6,179

Less:
Maturities and redemptions of debt and equity securities
   held to maturity                                                --            --        55,972
Sales and redemptions of debt and equity securities
   available for sale                                          67,787       107,141       108,936
Maturities and redemptions of mortgage-backed and
   mortgage-related securities held to maturity                    --            --        29,237
Principal repayments on mortgage-backed and
   mortgage-related securities held to maturity                   402            --        31,987
Sales and redemptions of mortgage-backed and
   mortgage-related securities available for sale              94,521        63,931        69,074
Principal repayments on mortgage-backed and
   mortgage-related securities available for sale             117,255       264,460        86,073
Realized losses/(gains) on sales of mortgage-backed and
   mortgage-related securities                                  6,901          (272)          287
Realized gains on debt and equity securities                     (892)       (2,800)         (317)
Amortization of investment premiums, net,
   accretion of discount                                         (473)        2,576           482
                                                          ------------  ------------  ------------
Ending balance                                             $1,022,092    $1,164,455     $843,194
                                                          ============  ============  ============

      The following table sets forth certain information regarding the amortized cost and market values of the Company's debt and equity and mortgage-backed and mortgage-related securities, at the dates indicated:

                                                                                 At June 30,
                                            ------------------------------------------------------------------------------------
                                                       2000                          1999                        1998
                                            ------------------------------------------------------------------------------------
                                             Amortized       Market       Amortized       Market       Amortize        Market
                                                Cost         Value           Cost         Value          Cost          Value
                                            ------------  ------------   ------------  ------------   ------------  ------------
                                                                               (In thousands)
Debt securities available for sale:
   U.S. Government obligations               $       --    $       --     $      300    $      300     $    8,960    $    8,989
   Agency securities                             34,406        29,615         41,564        39,312         24,484        24,675
   Municipal bonds                                   --            --          1,575         1,572          1,119         1,182
   Corporate bonds                                   --            --             --            --         19,425        19,598
   Other debt obligations (1)                        --            --          1,762         1,763          2,218         2,249
   Asset-backed notes                                --            --          9,981         9,963          9,954         9,988
   Financial bonds                              211,900       187,687        204,447       198,246        114,153       115,863
                                            ------------  ------------   ------------  ------------   ------------  ------------
    Total debt securities
      available for sale                        246,306       217,302        259,629       251,156        180,313       182,544
                                            ------------  ------------   ------------  ------------   ------------  ------------
Equity securities available for sale:
   Mutual funds                                      --            --             --            --            605           842
   Preferred stock                               29,629        28,113         29,687        30,097         27,146        28,448
   Common stock                                  13,908        12,070         16,218        16,358         24,786        27,056
                                            ------------  ------------   ------------  ------------   ------------  ------------
    Total equity securities
      available for sale                         43,537        40,183         45,905        46,455         52,537        56,346
                                            ------------  ------------   ------------  ------------   ------------  ------------
Mortgage-backed and mortgage-related
   securities:
Held to maturity:
   FNMA pass-through                             57,161        54,068             --            --             --            --
                                            ------------  ------------   ------------  ------------   ------------  ------------
    Total mortgage-backed and mortgage-
      related securities held to maturity        57,161        54,068             --            --             --            --
                                            ------------  ------------   ------------  ------------   ------------  ------------
Available for sale:
   FHLMC pass-through                           124,736       118,841        166,129       161,472         96,970        97,362
   GNMA pass-through                            140,365       135,389        162,446       159,247        185,098       185,023
   FNMA pass-through                             70,121        67,494         98,465        97,055         76,616        76,451
   Private issuer pass-through                   83,095        78,867         92,664        89,734         18,143        18,208
   Agency CMOs                                   63,977        59,829         55,849        54,922         39,165        39,125
   Private issuer CMOs                          260,081       247,026        311,274       304,414        187,587       188,135
                                            ------------  ------------   ------------  ------------   ------------  ------------
    Total mortgage-backed and mortgage-
      related securities available for sale     742,375       707,446        886,827       866,844        603,579       604,304
Net unrealized (loss) gain on available
   for sale securities                          (67,287)           --        (27,906)           --          6,765            --
                                            ------------  ------------   ------------  ------------   ------------  ------------
Total securities                             $1,022,092    $1,018,999     $1,164,455    $1,164,455     $  843,194    $  843,194
                                            ============  ============   ============  ============   ============  ============

--------------------------------------
(1)   Consists of railroad, foreign and other bonds.

      The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's securities portfolio as of June 30, 2000.

                                                                       At June 30, 2000
                                      ------------------------------------------------------------------------------
                                                            More than One      More than Five
                                       One Year or Less  Year to Five Years  Years to Ten Years  More than Ten Years
                                      -----------------  ------------------  ---------------------------------------
                                               Weighted           Weighted            Weighted             Weighted
                                      Carrying  Average  Carrying  Average   Carrying  Average   Carrying   Average
                                       Value    Yield      Value   Yield      Value    Yield     Value      Yield
                                      -------- --------  -------- ---------  -------- ---------  --------- ---------
                                                                     (Dollars in thousands)

Held to maturity:
  Mortgage-backed and
    mortgage-related securities:
    FNMA pass-through                 $     --     --%   $     --      --%   $     --      --%   $  57,161   6.61%
     Total mortgage-backed
      and mortgage-related
      securities held to maturity           --     --          --      --          --      --    $  57,161   6.61
                                      --------           --------            --------            ---------
Total securities held to maturity     $     --     --    $     --      --    $     --      --    $  57,161   6.61
                                      ========           ========            ========            =========
Available for sale:
  Debt securities:
   Agency securities                  $     --     --%   $     --      --%   $  9,200    6.45%   $  20,415   7.44%
   Financial bonds                          --     --      11,432   10.15       3,888    8.65      172,367   8.16
                                      --------           --------            --------            ---------
     Total debt securities
      available for sale                    --     --      11,432   10.15      13,088    7.08      192,782   8.08
                                      --------           --------            --------            ---------
Mortgage-backed and
   mortgage-related securities:
      FHLMC pass-through                 1,071   6.19          --      --          --      --      117,770   6.64
      GNMA pass-through                     --     --          --      --          --      --      135,389   7.00
      FNMA pass-through                  1,958   4.63      10,771    6.66          --      --       54,765   6.71
      Private issuer pass-through           --     --          --      --       1,856    6.68       77,011   6.40
      Agency CMOs                           --     --          --      --          --      --       59,829   6.49
      Private issuer CMOs                   --     --          --      --          --      --      247,026   6.53
                                      --------           --------            --------            ---------
    Total mortgage-backed
     and mortgage-related
     securities available for sale       3,029   5.18      10,771    6.66       1,856    6.68      691,790   6.64
                                      --------           --------            --------            ---------
Equity securities:
   Preferred stock                          --     --       4,359    5.09      11,847    6.19       11,907   6.19
   Common stock                             --     --          --      --          --      --       12,070   3.24
                                      --------           --------            --------            ---------
    Total equity securities                 --     --       4,359    5.09      11,847    6.19       23,977   4.67
                                      --------           --------            --------            ---------
Total securities available for sale   $  3,029   5.18    $ 26,562    7.91    $ 26,791    6.67    $ 908,549   6.91
                                      ========           ========            ========            =========

Total securities                      $  3,029   5.18    $ 26,562    7.91    $ 26,791    6.67    $ 965,710   6.89
                                      ========           ========            ========            =========


                                        At June 30, 2000
                                      ---------------------

                                              Total
                                      ---------------------
                                                 Weighted
                                      Carrying    Average
                                       Value       Yield
                                      -------- ------------
                                      (Dollars in thousands)

Held to maturity:
  Mortgage-backed and
    mortgage-related securities:
    FNMA pass-through                 $   57,161   6.61%
     Total mortgage-backed
      and mortgage-related
      securities held to maturity         57,161   6.61
                                      ----------
Total securities held to maturity     $   57,161   6.61
                                      ==========
Available for sale:
  Debt securities:
   Agency securities                  $   29,615   7.15%
   Financial bonds                       187,687   8.28
                                      ----------
     Total debt securities
      available for sale                 217,302   8.12
                                      ----------
Mortgage-backed and
   mortgage-related securities:
      FHLMC pass-through                 118,841   6.63
      GNMA pass-through                  135,389   7.00
      FNMA pass-through                   67,494   6.65
      Private issuer pass-through         78,867   6.41
      Agency CMOs                         59,829   6.49
      Private issuer CMOs                247,026   6.53
                                      ----------
    Total mortgage-backed
     and mortgage-related
     securities available for sale       707,446   6.63
                                      ----------
Equity securities:
   Preferred stock                        28,113   6.02
   Common stock                           12,070   3.24
                                      ----------
    Total equity securities               40,183   5.13
                                      ----------
Total securities available for sale   $  964,931   6.92
                                      ==========

Total securities                      $1,022,092   6.91
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

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, retail checking/N.O.W. accounts, commercial checking accounts, money market accounts, club accounts and certificates of deposit accounts. The Bank offers jumbo certificate of deposit accounts and Individual Retirement Accounts ("IRAs") and other qualified plan accounts. While jumbo certificate accounts are accepted by the Bank and may be subject to preferential rates, the Bank does not actively solicit such deposits, as such deposits are more difficult to retain than core deposits.

      At June 30, 2000, the Bank's deposits totaled $1.8 billion, of which 88.3% were interest-bearing deposits. For the year ended June 30, 2000, the average balance of core deposits totaled $1.1 billion, or 62.6% of total average deposits. At June 30, 2000, the Bank had a total of $693.3 million in certificates of deposit, of which $550.5 million had maturities of less than one year. For the year ended June 30, 1999, the average balance of core deposits represented approximately 63.7% of total deposits and certificate accounts represented 36.3%, as compared to core deposits representing 62.6% of total deposits and certificate accounts representing 37.4% of deposits for the year ended June 30, 2000. Although the Bank has a significant portion of its deposits in savings accounts, management monitors activity on the Bank's savings accounts and, based on historical experience and the Bank's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates it may offer on deposit products.

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

      The following table presents the deposit activity of the Bank for the periods indicated:

                                                For the Year Ended June 30,
                                               ----------------------------
                                                 2000      1999      1998
                                               --------  --------  --------
                                                      (In thousands)
Net deposits                                   $115,696  $108,989  $ 34,168
Deposits of acquired institutions,net                --   523,742        --
Interest credited on deposit accounts            54,710    35,931    30,822
                                               --------  --------  --------
  Total increase in deposit accounts           $170,406  $668,662   $64,990
                                               ========  ========  ========

      At June 30, 2000 the Bank had outstanding $91.7 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

                                                         Weighted
                                                          Average
            Maturity Period                     Amount     Rate
            ---------------                    --------  --------
                                             (Dollars in thousands)
            Three months or less               $17,494     4.87%
            Over three through six months       16,702     5.27
            Over six through 12 months          38,360     5.91
            Over 12 months                      19,109     6.08
                                               --------
             Total                             $91,665     5.63
                                               ========

      The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the period ended June 30, 1998 presented utilize average month-end balances. The periods ended June 30, 2000 and 1999 utilized daily average balances.

                                                            For the Year Ended June 30,
                                     ---------------------------------------------------------------------------------------------
                                                  2000                             1999                            1998
                                     ----------------------------------------------------------------------------------------------
                                                 Percent                         Percent                         Percent
                                                 of Total Weighted               of Total Weighted               of Total Weighted
                                      Average    Average  Average     Average    Average  Average     Average    Average  Average
                                      Balance    Deposits   Rate      Balance    Deposits   Rate      Balance    Deposits   Rate
                                     ---------- --------- --------   ---------- --------- --------   ---------- --------- --------
                                                                          (Dollars in thousands)
Money market accounts                $   48,766    2.88%    3.25%    $   42,973    3.79%    3.22%    $   39,075    4.23%    3.46%
Savings accounts                        747,253   44.19     2.62        510,476   45.00     2.48        445,057   48.19     2.73
N.O.W. accounts                          73,671    4.36     1.48         35,004    3.08     1.70         19,089    2.07     2.34
Non-interest-bearing accounts           189,072   11.18       --        133,707   11.79       --        106,189   11.50       --
                                     ---------- ---------            ---------- ---------            ---------- ---------
     Total                            1,058,762   62.61     2.03        722,160   63.66     2.03        609,410   65.99     2.29
                                     ---------- ---------            ---------- ---------            ---------- ---------
Certificates of deposit:
  Less tan six months                    57,436    3.40     4.21         43,366    3.82     4.37         21,096    2.28     4.42
  Over six through 12 months            134,474    7.95     4.83         84,035    7.41     4.87         57,081    6.18     5.09
  Over 12 through 24 months             289,045   17.10     5.32        172,659   15.23     5.14        152,047   16.47     5.59
  Over 24 months                         69,045    4.08     5.74         58,647    5.17     5.89         51,293    5.55     5.81
  Certificates over $100,000             82,258    4.86     5.26         53,459    4.71     5.28         32,589    3.53     5.46
                                     ---------- ---------            ---------- ---------            ---------- ---------
     Total certificates of deposit      632,258   37.39     5.15        412,166   36.34     5.17        314,106   34.01     5.44
                                     ---------- ---------            ---------- ---------            ---------- ---------
     Total average deposits          $1,691,020  100.00%    3.17     $1,134,326  100.00%    3.17     $  923,516  100.00%    3.36
                                     ========== =========            ========== =========            ========== =========

      The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

                                             Period of Maturity from June 30, 2000                        At June 30,
                             ----------------------------------------------------------------- --------------------------------
                             Less than   One to    Two to     Three to   Four to    Five Years
                             One Year  Two Years Three Years Four Years Five Years   or More      2000       1999       1998
                             --------- --------- ----------- ---------- ---------- ----------- ---------- ---------- ----------
                                                                       (In thousands)
Certificates of deposit:
     0 to 4.00%              $  4,009  $    469  $      20   $    --    $     --   $      8    $  4,506   $  8,954   $  4,871
     4.01 to 5.00%            190,025    23,541      1,486     2,168         859         --     218,079    372,454     42,512
     5.01 to 6.00%            284,556     9,207     10,539     7,749       2,560      5,325     319,936    198,192    266,741
     6.01 to 7.00%             71,158    71,069      2,554        56       1,128        125     146,090      8,140      6,950
     7.01 to 8.00%                678     3,944         --        --          --         --       4,622     10,730      4,274
     8.01 to 9.00%                 43        --         --        --          --         --          43         --         --
                             --------- --------- ----------- ---------- ---------- ----------- ---------- ---------- ----------
          Total              $550,469  $108,230  $  14,599   $  9,973   $  4,547   $  5,458    $693,276   $598,470   $325,348
                             ========= ========= =========== ========== ========== =========== ========== ========== ==========

      Borrowed Funds. During fiscal year 2000, the Bank continued to leverage its capital by utilizing borrowings as an additional source of funds for asset growth. At June 30, 2000, the Bank had total borrowings of $773.7 million, which consisted of repurchase agreements with established brokerage firms and advances with the FHLB of New York. These borrowings are collateralized primarily by the Bank's mortgage-backed securities. The Bank had $757.8 million and $306.0 million in borrowings at June 30, 1999 and 1998, respectively.

      The Bank may continue to utilize borrowings in fiscal year 2001, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread. The maximum amount that the FHLB will advance to member institutions fluctuates from time-to-time, in accordance with the policies of the OTS and the FHLB.

Other Activities

      In addition to its traditional lending and deposit products, the Bank also offers certain merchant banking services. These include providing credit card deposit accounts to local merchants. The Bank receives a processing fee from the customer for each credit card transaction processed. The Bank also receives monthly income from terminal and printer sales and rentals. For the years ended June 30, 2000 and 1999, $77,000 and $80,000, or 0.8% and 6.7%, respectively, of total fee income was attributable to credit card processing fees. In addition, the Bank has endorsed and promotes a credit card through a national affinity credit card bank. Under the program, the affinity credit card bank receives and underwrites all credit card applications. The Bank receives royalty payments based on new accounts and renewal accounts, as well as a portion of finance charges assessed. For the years ended June 30, 2000 and 1999, the Bank received $62,000 and $51,000, or 0.6% and 1.4%, respectively, of total fee income through the affinity credit card program.

Subsidiary Activities

      RCSB Corp. RCSB Corp. ("RCSB"), a wholly owned subsidiary of the Bank incorporated in the State of New York in 1976, was formed to purchase three branch buildings from the Bank, which are leased back to the Bank. This is currently the only business activity conducted by RCSB. The assets of RCSB totaled $743,012 at June 30, 2000.

      Richmond Enterprises, Inc. Richmond Enterprises, Inc., a wholly owned subsidiary of the Bank incorporated in the State of New York in 1983, previously was a partner in a joint-venture real estate development project with a local developer. The development was completed in 1986, and Richmond Enterprises, Inc. has been inactive since that date. Its total assets as of June 30, 2000, were $4,021.

      Richmond County Capital Corp. Richmond County Capital Corp. ("RCCC"), a wholly owned subsidiary of the Richmond Investment Corporation, and was incorporated in the State of New York on February 27, 1998, for the purpose of establishing a Real Estate Investment Trust ("REIT"). On April 5, 1999, the Bank exchanged its ownership in RCCC for full ownership in Richmond Investment Corp. Total assets of RCCC as of June 30, 2000 were $455.3 million.

      Richmond Investment Corporation. Richmond Investment Corporation ("RIC"), a wholly owned subsidiary of the Bank, was incorporated in the State of Delaware on March 19, 1999, as the holding company for RCCC. On April 5, 1999, the Bank transferred its ownership of RCCC to RIC. In return, the Bank received full ownership of RIC. As of June 30, 2000, the assets of RIC totaled $419.0 million.

      RCBK Mortgage Corp. RCBK Mortgage Corp., a wholly owned subsidiary of the Bank, was incorporated in New York State on July 9, 1998, and is licensed to conduct business in the states of New Jersey and Pennsylvania. Total assets of RCBK Mortgage Corp. as of June 30, 2000 were $42.6 million.

      Bayonne Service Corp. Bayonne Service Corp. ("BSC), a wholly owned subsidiary of the Bank, was incorporated in the state of New Jersey on November 11, 1982. The Bank assumed ownership of BSC with the acquisition of First
Savings Bank of New Jersey, SLA on March 22, 1999. BSC offered brokerage services in the City of Bayonne, New Jersey. Total assets of BSC as of June 30, 2000 were $204,133. On August 9, 2000, BSC was sold.

      Pacific Urban Renewal Corp. Pacific Urban Renewal Corp. ("PURC"), a wholly owned subsidiary of the Bank was incorporated on February 2, 1988, in the State of New Jersey. PURC owns a commercial rental property and is qualified to do business under the provisions of the Urban Renewal Corporation and Association Law of New Jersey. It was a wholly owned subsidiary of Ironbound Bank and the Bank assumed ownership when it acquired Ironbound Bank on March 5, 1999. Total assets of PURC as of June 30, 2000 were $2.2 million.

      Ironbound Investment Company. Ironbound Investment Company ("IIC"), is a wholly owned subsidiary of the Bank and was incorporated in New Jersey on April 1, 1996. The Bank assumed ownership of IIC when it acquired Ironbound Bank on March 5, 1999. Total assets of IIC as of June 30, 2000 were $28.9 million.

Personnel

      As of June 30, 2000, the Bank had 465 full-time employees and 159 part-time employees. The employees are not represented by a collective bargaining agreement and the Bank considers its relationship with its employees to be good.

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

      The following is a summary of the Bank's regulatory capital at June 30, 2000:

         GAAP Capital to Total Assets                              8.84%
         Total Capital to Risk-Weighted Assets                    14.77%
         Tier 1 Leverage Ratio                                     7.71%

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

      Dividend Limitations. The FDIC has authority to use its enforcement powers to prohibit a savings bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law prohibits the payment of dividends by a bank that will result in the bank failing to meet applicable capital requirements on a pro forma basis. Additionally, the Bank, as a subsidiary of a savings and loan holding company, is required to provide the OTS with 30 days prior written notice before declaring any dividend. The savings banks conversion plan also restricts the Bank's ability to pay a dividend, if payment of the dividend would impair the liquidation account established in connection with the conversion.

Investment Activities

Since the enactment of FDICIA, all state-chartered banks, including savings banks and their subsidiaries, have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. FDICIA and the FDIC regulations, thereunder, permit certain exceptions to these limitations. For example, certain state chartered banks, such as the Bank, may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq National Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. Such banks may also continue to sell savings bank life insurance. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments that do not meet this standard (other than non-subsidiary equity investments) for institutions that meet all applicable capital requirements, if it is determined, that such activities or investments do not pose a significant risk to the BIF. The FDIC has recently adopted revisions to its regulations governing the procedures for institutions seeking approval to engage in such activities or investments. These revisions, among other things, streamline certain application procedures for healthy banks and impose certain quantitative and qualitative restrictions on a bank's dealings with its subsidiaries engaged in activities not permitted for national bank subsidiaries. All non-subsidiary equity investments, unless otherwise authorized or approved by the FDIC, must have been divested by December 19, 1996, pursuant to a FDIC-approved divestiture plan unless such investments were grandfathered by the FDIC. The Bank received grandfathering authority from the FDIC in February, 1993, to invest in listed stocks and/or registered shares subject to the maximum permissible investment of 100% of Tier I capital, as specified by the FDIC's regulations, or the maximum amount permitted by New York State Banking Law, whichever is less. Such grandfathering authority is subject to termination upon the FDIC's determination that such investments pose a safety and soundness risk to the Bank, or in the event the Bank converts its charter or undergoes a change in control. As of June 30, 2000, the Bank had $36.0 million of securities, which were subject to such grandfathering authority.

      The Graham-Leach-Bliley Act of 1999 authorizes state chartered banks that meet specified conditions to invest in "financial subsidiaries" which engage as principal in activities deemed financial in nature and incidental to financial activities. A "financial subsidiary" may not engage in insurance underwriting or real estate investment.

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

Transactions with Affiliates

      Under current federal law, transactions between depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank other than certain nonbanking subsidiaries of the bank. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. The Federal Reserve Board has proposed regulations that would treat as an affiliate, any subsidiary of a savings bank that engages in activities not permissible for the parent savings bank to engage in directly. Generally,
Section 23A limits the extent to which the savings bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such savings bank's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term, "covered transaction," includes the making of loans or other extensions of credit to an affiliate; the purchase of assets from an affiliate; the purchase of, or an investment in, the securities of an affiliate; the acceptance of securities of an affiliate as collateral for a loan or extension of credit to any person; or issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees of, acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with nonaffiliates. In addition, the savings bank may not lend to any affiliate engaged in activities not permitted for hank holding companies and may not purchase the securities of an affiliate, other than a subsidiary.

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

      The FDIC has authority, under federal law, to appoint a conservator or receiver for an insured savings bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state savings bank if that savings bank was "critically undercapitalized," on average, during the calendar quarter beginning 270 days after the date on which the savings bank became "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible equity to total assets that is equal to or less than 2%. See "--Prompt Corrective Regulatory Action." The FDIC may also appoint a conservator or receiver for a state savings bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (1) insolvency (whereby the assets of the savings bank are less than its liabilities to depositors and others); (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; (4) likelihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (5) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

Insurance of Deposit Accounts

      The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and additional information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for BIF and Savings Association Insurance Fund ("SAIF") deposits currently range from zero basis points to 27 basis points, and the FDIC has determined to retain such range of assessment rates for the first half of 2000. The FDIC is authorized to raise the assessment rates in certain circumstances, including to maintain or achieve the designated reserve ratio of 1.25%, which requirement the BIF and the SAIF currently meet. The FDIC has exercised its authority to raise rates in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank. In addition, recent legislation requires BIF-insured institutions, such as the Bank, to assist in the payment of Financing Corporation bonds.

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

Federal Reserve System

      The Federal Reserve Board regulations require depository institutions to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Community Reinvestment Act

      Federal Regulation. Under the Community Reinvestment Act, as amended ("CRA"), as implemented by FDIC regulations, a savings bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.

The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform, Recovery, and Enforcement Act("FIRREA") amended the CRA to require, effective July 1, 1990, public disclosure of an institution's CRA rating and requires the FDIC to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. The Bank's latest CRA rating received from the FDIC was "Satisfactory."

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

Holding Company Regulation

      Federal law allows a state savings bank that qualifies as a "qualified thrift lender" ("QTL"), discussed below, to elect to be treated as a "savings association" for purposes of the savings and loan holding company provisions of the HOLA. Such election results in its holding company being regulated as a savings and loan holding company by the OTS, rather than as a bank holding company by the Federal Reserve Board. The Bank made such election and received approval from the OTS to become a savings and loan holding company. The Company is regulated as a non-diversified unitary savings and loan holding company, within the meaning of the HOLA. As such, the Company registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company.

      Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Savings Bank continued to be a QTL as described below. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a "savings association" after May 4, 1999 unless the company governing engages only in the activities permitted for "financial holding companies" under Federal law and for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the company, so long as the Savings Bank continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended ("BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulations. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by the HOLA. Legislation under consideration in Congress would impose restrictions on the activities of unitary savings and loan holding companies subject to grandfathering of existing unitary savings and loan holding companies.

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

      In order to elect and continue to be regulated as a savings and loan holding company by the OTS (rather than as a bank holding company by the Federal Reserve Board), the Bank must continue to qualify as a QTL. In order to qualify as a QTL, the Bank must maintain compliance with a Qualified Thrift Lender Test ("QTL Test"). Under the QTL Test, a savings institution is required to maintain at least 65% of its "portfolio assets" (total assets less: (1) specified liquid assets up to 20% of total assets; (2) intangibles, including goodwill; and (3) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A holding company of a savings institution that fails the QTL Test must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of June 30, 2000, the Bank maintained in excess of 69.02% of its portfolio assets in qualified thrift investments. The Bank also met the QTL Test in each of the prior 12 months. Recent legislation amendments have broadened the scope of "qualified thrift investments" that go toward meeting the QTL Test to fully include credit card loans, student loans and small business loans. A savings association may also satisfy the QTL Test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986 (the "Code").

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

      The Interstate Banking Act permitted, beginning June 1, 1997, the responsible federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permitted a state to "opt in" to the provisions of the Interstate Banking Act prior to June 1, 1997, and permitted a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Accordingly, the Interstate Banking Act, beginning June 1, 1997, permitted a bank, such as the Bank, to acquire branches in a state other than New York unless the other state had opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

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

      Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryforwards. The adjustment to AMTI, based on book income, will be an amount equal to 75% of the amount by which a corporation's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Certain payments of AMTI may be used as credits against regular tax liabilities in future years. For tax years prior to the 1996 tax year, the excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the Experience Method is treated as a preference item for purposes of computing the AMTI. In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2 million, was imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank has not been subject to the AMT and no such amounts have been accrued for carryover.

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

      A Temporary Metropolitan Transportation Business Tax Surcharge on banking corporations doing business in the metropolitan district has been applied since 1982. Through December 31, 1999, the Bank did a substantial portion of its business within this District and is subject to this surcharge. For the tax year ended December 31, 1999, the surcharge rate is 17% of the New York State Franchise Tax liability.

      Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

      New Jersey State Taxation. For New Jersey tax purposes, there is imposed on every savings institution doing business within the state an excise tax at the rate of 3% on its net income. Net income means total income derived from all New Jersey sources, and the amount of net income is presumed to be equal to the taxable income, before net operating loss deduction and special deductions, which are reported for the purpose of computing Federal income tax. However, "net income" shall exclude 100% of dividends which were included in computing such taxable income which were paid to the Company by one or more qualified subsidiaries owned by it.

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

Item 2.  Properties
-------------------

Properties

      The Bank currently conducts its business through 24 full service banking offices. The following table sets forth the Bank's offices as of June 30, 2000.

                                                                     Net Book Value
                                              Original               of Property or
                                      Leased   Year        Date of     Leasehold
                                       or     Leased or     Lease     Improvements at
Location                              Owned   Acquired   Expiration    June 30, 2000
--------                              ------  ---------  ----------  ----------------
                                                   (Dollars in thousands)
Administrative/Home Office:
West New Brighton Office (1):
1214 Castleton Avenue
Staten Island, NY  10310              Owned     1916          --          $1,406

Branch Offices:

Port Richmond Office:
282 Port Richmond Avenue
Staten Island, NY  10302              Owned     1951          --             112

Great Kills Office:
3879 Amboy Road
Staten Island, NY  10308              Owned     1975          --           1,346

Annadale Office:
820 Annadale Road
Staten Island, NY  10312              Owned     1967          --             310

Bull's Head Office (2)
1460 Richmond Avenue
Staten Island, NY  10314              Owned     1971          --             716

Dongan Hills Office:
1833 Hylan Boulevard
Staten Island, NY  10305              Owned     1974          --           1,146

New Springville Office:
2555 Richmond Avenue
Staten Island, NY  10314              Leased    1976        2005             304

Woodrow Plaza Office:
645-100 Rossville Avenue
Staten Island, NY  10309              Leased    1983        2013             329

Tottenville Office:
179 Main Street
Staten Island, NY  10307              Owned     1988          --             346

Westerleigh Office:
832 Jewett Avenue
Staten Island, NY  10314              Owned     1992          --             642

Eltingville Office (3):
4523 Amboy Road
Staten Island, NY  10312              Owned     1992          --           2,402


                                                                     Net Book Value
                                              Original               of Property or
                                      Leased   Year        Date of     Leasehold
                                       or     Leased or     Lease     Improvements at
Location                              Owned   Acquired   Expiration    June 30, 2000
--------                              ------  ---------  ----------  ----------------
                                                   (Dollars in thousands)
Grasmere Office (4):
1100 Hylan Boulevard
Staten Island, NY  10305              Leased    1992        2005             418

Brooklyn Office(5):
132 Avenue U
Brooklyn, NY  11223                   Leased    1977        2007             296

New Dorp Office:
2595 Hylan Boulevard
Staten Island, NY  10306              Leased    1998        2013           1,798

Sunnyside Office:
1270 Clove Road
Staten Island, NY  10301              Leased    1998        2013             440

Jericho Office:
100 Jericho Quadrangle, Suite 334
Jericho, NY  11753                    Leased    1998        2005              --

Pacific Street Office:
36 Pacific Street
Newark, NJ  07105                     Owned     1999          --           1,156

Ferry Street Office:
120-122 Ferry Street
Newark, NJ  07105                     Leased    1999        2005           1,258

Elizabeth Office:
715 Elizabeth Street
Elizabeth, NJ  07201                  Owned     1999          --             464

Union Office:
I000 Pine Avenue
Union, NJ  07083                      Owned     1999          --           1,743

26th Street Office:
568 Broadway
Bayonne, NJ  07002                    Owned     1999          --             390

6th Street Office:
171-173 Broadway
Bayonne, NJ  07002                    Owned     1999          --           1,171

20th Street Office:
441 Broadway
Bayonne, NJ  07002                    Owned     1999          --             744

46th Street Office:
949 Broadway
Bayonne, NJ  07002                    Owned     1999          --           1,164

Financial Center:
447 Broadway
Bayonne, NJ  07002                    Owned     1999          --             629


                                                                     Net Book Value
                                              Original               of Property or
                                      Leased   Year        Date of     Leasehold
                                       or     Leased or     Lease     Improvements at
Location                              Owned   Acquired   Expiration    June 30, 2000
--------                              ------  ---------  ----------  ----------------
                                                   (Dollars in thousands)

Public Accommodation Offices:

Staten Island Public
Accommodation Office:
1445 Richmond Avenue                  Leased    1998        2013              --
Staten Island, NY  10314

Other Properties:

Garwood:
Undeveloped Building Lot
358 North Avenue
Garwood, NJ  07027                    Owned     1999          --             475

Staten Island:
Seguine Avenue (Denovo Branch)
Staten Island, NY                     Leased    2000          --             144



(1) Certain portions of the Bank's administrative operations are located at properties not included in the table.
(2) Includes the Staten Island Public Accommodation Office.
(3) The Eltingville office includes the Bank's lending center.
(4) The Bank owns the parking area of the Grasmere Office and it leases the Grasmere Office building.
(5) The Bank has the option to extend the lease on the Brooklyn office for two five-year periods.

Item 3.  Legal Proceedings
--------------------------

      The Company is not involved in any pending legal proceedings, other than routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, involve amounts which are believed by management to be immaterial to the financial condition and results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      None.

                                     PART II

Item 5.  Market For Registrant's Common Stock And Related Stockholder Matters
-----------------------------------------------------------------------------

      Richmond County Financial Corp. became a publicly traded company on February 18, 1998. The Company's common stock is traded on the Nasdaq National Market under the symbol "RCBK." Information regarding the market for the Company's common equity and related stockholder matters appears in the 2000 Annual Report to Shareholders under the caption "Market Price of Common Stock" and is incorporated herein by reference.

      As of September 22, 2000, the Company had 27,087,709 shares of common stock outstanding and entitled to vote and approximately 8,466 shareholders of record, not including persons or entities holding stock in nominee or street name through brokers or banks.

Item 6.  Earnings Summary And Selected Financial Data
-----------------------------------------------------

      That section of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2000 entitled "Selected Consolidated Financial and Other Data of the Company," pages 13 through 14, is incorporated herein by reference.

      This section of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2000 entitled "Selected Quarterly Financial Data," page 51, is incorporated herein by reference. Richmond County Financial Corp. became a public company on February 18, 1998. Richmond County Financial Corp. Common Stock is traded on The Nasdaq National Market under the symbol "RCBK."

Item 7.  Management's  Discussion  And  Analysis of Financial  Condition  And
-----------------------------------------------------------------------------
Results of Operations
---------------------

      That section of the Company's Annual Report to shareholders for the fiscal year ended June 30, 2000 entitled "Management's Discussion and Analysis of
Financial Condition and Results of Operations," pages 15 through 30, is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------

      That section of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2000 entitled "Asset and Liability Management and the Management of Interest Rate Risk," pages 24 through 26, is incorporated herein by reference.

Item 8.  Financial Statements
-----------------------------

      Those sections of the Company's Annual Report to Shareholders for the fiscal year ended June 30, 2000 entitled "Report of Independent Auditors," page 52, "Consolidated Statements of Financial Condition," page 28, "Consolidated Statements of Operation, page 29, "Consolidated Statements of changes in Stockholders' Equity," page 30, "Consolidated Statements of Cash Flows," pages 31 through 32, "Notes to Consolidated Financial Statements," pages 33 through 51, inclusive, are incorporated herein by reference.

Item 9. Changes in and  Disagreements  with  Accountants  on  Accounting  and
-----------------------------------------------------------------------------
Financial Disclosure
--------------------

      None

                                    PART III

Item 10.   Directors and Executive Officers of the Company
----------------------------------------------------------

              EXECUTIVE OFFICERS OF THE REGISTRANT AND THE BANK

      Information regarding the directors and executive officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 2000 under the caption "Information with Respect to the Nominees, Continuing Directors, and Certain Executive Officers of the Company." Pursuant to General Instruction G(3) to the Form 10-K, the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on November 3, 2000 will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

      Based solely on its review of the copies of such forms it has received, as provided to the Company from the individuals required to file the reports, the reports, the Company believes that, with the exception of Thomas Lupo, a Senior Vice President of Richmond County Savings who filed a Form 4 one day late due to a clerical oversight, each of the Company's executive officers and directors has complied with applicable reporting requirements for transactions in Richmond County's common stock during the fiscal year ended June 30, 2000.

Item 11.  Executive Compensation
--------------------------------

     Information regarding executive compensation appears on pages 9 through 11 and 13 through 15 Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2000, and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      Information regarding security ownership of certain beneficial owners appears on page 4 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 3, 2000, under the caption "Stock Ownership" and is incorporated herein by this reference.

     Information regarding security ownership of management appears on page 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 3, 2000, under the caption "Stock Ownership and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      Information regarding certain relationships and related transactions appears on page 17 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2000 under the caption "Transactions With Certain Related Persons" and is incorporated by this reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  Financial Statements:

See "Part II - Item 8. Financial Statements"


                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      2.1   Plan  of   Conversion   (including   the   Restated   Organization
            Certificate and Stock Bylaws of Richmond County Savings Bank).*
      2.2 Agreement and Plan of Merger, dated as of July 17, 1998, by and between Richmond County Financial Corp. and Ironbound Bankcorp, NJ.**
      2.3   Agreement  and Plan of Merger,  amended and  restated as of
            October 14, 1998, by and between Richmond County Financial Corp. and Bayonne Bancshares, Inc.***
      2.4 Agreement and Plan of Merger, dated March 15, 2000, by and among Richmond County Financial Corp., Richmond County Acquisition, Inc. and South Jersey Financial Corporation,Inc.******
      3.1   Certificate of Incorporation of Richmond County Financial Corp.*
      3.2   Amended and Restated Bylaws of Richmond County Financial Corp.
      10.1 Form of Richmond County Savings Bank Employee Stock Ownership Plan and Trust.*
      10.2  Form of ESOP Loan Commitment Letter and ESOP Loan Documents.*
      10.3 Employment Agreement between Richmond County Financial Corp. and Michael F. Manzulli (As Amended and Restated).*****
      10.4 Employment Agreement between Richmond County Savings Bank and Michael F. Manzulli.*
      10.5 Employment Agreement between Richmond County Financial Corp. and Anthony E. Burke (As Amended and Restated).*****
      10.6 Employment Agreement between Richmond County Savings Bank and Anthony E. Burke.*****
      10.7 Employment Agreement between Richmond County Financial Corp. and Thomas R. Cangemi (As Amended and Restated).*****
      10.8 Employment Agreement between Richmond County Savings Bank and Thomas R. Cangemi.*****
      10.12 Form of Change in Control Agreement between Richmond County Savings Bank and certain executive officers.*
      10.13 Form of Proposed Richmond County Savings Bank Employee Severance Compensation Plan.*
      10.14 Richmond County Financial Corp. Supplemental Executive Retirement Plan (As Amended and Restated).
      10.15 Richmond  County  Financial  Corp.  1998   Stock-Based   Incentive
            Plan.****
      11.0  Statement re: Computation of Per Share Earnings.
      13.0  2000 Annual Report to Shareholders.
      21.0  Subsidiaries Information included in Part I.
      23.0  Consent of Independent Auditors.
      27.0  Financial Data Schedule (EDGAR version only).

      * Incorporated by reference from the Form S-1 (Registration No. 333-37009), as amended, filed on October 2,1997.

      ** Incorporated by reference from the Form 8-K (File No. 0-23271), filed with the SEC on July 27,1998.

      *** Incorporated by reference from the Form 8-K (File No. 0-23271), filed with the SEC on October 16,1998.

      **** Incorporated by reference from the DEF 14A (File No. 0-23271), filed with the SEC on August 28,1998.

      ***** Incorporated by reference from the Form 10-K (File No. 0-23271), filed with the SEC on September 29, 1999.

     ****** Incorporated by reference from the Form 8-K (File No. 0-24997), filed with the SEC on March 22, 2000.

(b)   Reports on Form 8-K

      (i) The Company filed a report on Form 8-K with the SEC (File No. 0-24997) on August 1, 2000, which report announced that the Company had consummated its acquisition of South Jersey Financial Corporation, Inc.

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

                         RICHMOND COUNTY FINANCIAL CORP.
                         -------------------------------
                                  (Registrant)

                         /s/ Michael F. Manzulli
                         -----------------------
                         Michael F. Manzulli
                         Chairman of the Board and
                         Chief Executive Officer

Date:  September 28, 2000
       ------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on September 28, 2000.


NAME                                  TITLE                                 DATE
------                                -------                               -------


/s/ Michael F. Manzulli               Chairman of the Board, Chief          September 28, 2000
------------------------------        Executive Officer and Director        ------------------
Michael F. Manzulli

/s/ Anthony E. Burke                  President, Chief Operating Officer    September 28, 2000
------------------------------        and Director                          ------------------
Anthony E. Burke

/s/ Thomas R. Cangemi                 Executive Vice President, Chief       September 28, 2000
------------------------------        Financial Officer and Treasurer       ------------------
Thomas R. Cangemi

/s/ Godfrey H. Carstens, Jr.          Director                              September 28, 2000
------------------------------                                              ------------------
Godfrey H. Carstens, Jr.

/s/ Robert S. Farrell                 Director                              September 28, 2000
------------------------------                                              ------------------
Robert S. Farrell

/s/ William C. Frederick              Director                              September 28, 2000
------------------------------                                              ------------------
William C. Frederick

/s/ James L. Kelley                   Director                              September 28, 2000
------------------------------                                              ------------------
James L. Kelley

/s/ Patrick F.X. Nilan                Director                              September 28, 2000
------------------------------                                              ------------------
Patrick F.X. Nilan

/s/ T. Ronald Quinlan, Jr.            Director                              September 28, 2000
------------------------------                                              ------------------
T. Ronald Quinlan, Jr.

/s/ Maurice K. Shaw                   Director                              September 28, 2000
------------------------------                                              ------------------
Maurice K. Shaw
