Form 10-Q
period 2000-09-30
RICHMOND COUNTY FINANCIAL CORP
filed 2000-11-14
CIK 1046685

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000   Commission File No. 0-23271

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

Indicate the nubmer of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

As of November 9, 2000, there were 26,772,201 shares of the common stock outstanding.

                                    FORM 10-Q
                         RICHMOND COUNTY FINANCIAL CORP.
                                     INDEX

                                                                          Page

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
at September 30, 2000 and June 30, 2000.................................   3

Consolidated Statements of Operations
for the three months ended September 30, 2000 and 1999..................   4

Consolidated Statements of Changes in Stockholders' Equity
for the three months ended September 30, 2000 and 1999..................   5

Consolidated Statements of Cash Flows
for the three months ended September 30, 2000 and 1999..................   6

Notes to Unaudited Consolidated Financial Statements....................   7

ITEM 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations........................   9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.....  17

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................  18

ITEM 2. Changes in Securities and Use of Proceeds.......................  18

ITEM 3. Defaults Upon Senior Securities.................................  18

ITEM 4. Submission of Matters to a Vote of Security Holders.............  18

ITEM 5. Other Information...............................................  18

ITEM 6. Exhibits and Reports on Form 8-K................................  19

Exhibit Index...........................................................  20

Signature Page..........................................................  21

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

                   RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 (In Thousands, Except Share and Per Share Amounts)

                                                                            September 30,      June 30,
                                                                                2000             2000
                                                                            ------------    ------------
                                                                             (Unaudited)

                     Assets

Cash and due from banks                                                      $   55,214      $   47,684
Federal funds sold                                                                  150               -
Securities held to maturity:
     Mortgage-backed and mortgage-related securities                             56,490          57,161
      (estimated market value of $54,437 and $54,068, respectively)
Securities available for sale:
     Investment securities                                                      272,519         257,485
     Mortgage-backed and mortgage-related securities                            805,475         707,446
Mortgage loans:
     1-4 family                                                                 962,622         842,350
     Multifamily                                                                594,832         549,151
     Commercial real estate                                                     106,732         108,532
     Construction                                                                77,508          65,603
                                                                             ----------      ----------
Total mortgage loans                                                          1,741,694       1,565,636
Other loans                                                                      20,804          21,478
     Plus:    Unearned loan fees, net                                             1,982           1,392
     Less:    Allowance for loan losses                                         (18,484)        (14,698)
                                                                             ----------      ----------
Loans, net                                                                    1,745,996       1,573,808
Federal Home Loan Bank stock                                                     41,014          38,873
Banking premises and equipment, net                                              30,010          26,115
Accrued interest receivable                                                      21,808          18,170
Other real estate owned                                                             236             509
Goodwill                                                                         70,803          43,324
Other assets                                                                    109,141         110,646
                                                                             ----------      ----------
          Total assets                                                       $3,208,856      $2,881,221
                                                                             ==========      ==========
             Liabilities and Stockholders' Equity
Demand deposits                                                              $  223,677      $  207,894
Savings, N.O.W. and Money market accounts                                       995,089         888,706
Certificates of deposit                                                         840,972         693,276
                                                                             ----------      ----------
          Total deposits                                                      2,059,738       1,789,876
Borrowings                                                                      829,592         773,690
Accrued expenses and other liabilities                                           12,921          11,245
                                                                             ----------      ----------
          Total liabilities                                                   2,902,251       2,574,811
                Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued             -               -
Common stock, $.01 par value, 75,000,000 shares authorized; 32,737,134 issued; 27,097,608 and 28,065,972  shares outstanding,
  at September 30, 2000 and June 30, 2000, respectively.                            327             327
Additional paid-in-capital                                                      329,751         329,718
Retained earnings-substantially restricted                                      150,447         145,231
Unallocated common stock held by
  Employee Stock Ownership Plan ("ESOP")                                        (29,817)        (30,249)
Unearned compensation MRP Stock                                                 (12,278)        (13,147)
Treasury stock, at cost, 5,639,526 and 4,606,662 shares
  at September 30, 2000 and June 30, 2000, respectively.                       (101,517)        (82,541)
Accumulated other comprehensive income:
  Net unrealized loss on securities available for sale, net of tax              (30,308)        (42,929)
                                                                             ----------      ----------
          Total stockholders' equity                                            306,605         306,410
                                                                             ----------      ----------
          Total liabilities and stockholders' equity                         $3,208,856      $2,881,221
                                                                             ==========      ==========

      See accompanying notes to unaudited consolidated financial statements.

                  RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands, Except Share and Per Share Amounts)

                                                                       For the
                                                                 Three Months Ended
                                                                   September 30,
                                                                 -------------------
                                                                    (Unaudited)
                                                                  2000       1999
                                                                 --------   --------

Interest income:
   Loans                                                         $33,489    $26,063
   Debt and equity securities                                      6,628      6,224
   Mortgage-backed and mortgage-related securities                13,698     14,246
   Federal funds sold and interest-earning bank balances             228        182
                                                                 -------    -------
       Total interest income                                      54,043     46,715
                                                                 -------    -------
Interest expense:
   Deposits                                                       17,719     12,513
   Borrowed funds                                                 10,711     10,614
                                                                 -------    -------
       Total interest expense                                     28,430     23,127
                                                                 -------    -------
   Net interest income                                            25,613     23,588
   Provision for loan losses                                         300        300
                                                                 -------    -------
   Net interest income after provision for loan losses            25,313     23,288
                                                                 -------    -------
Non-interest income:
   Fee income
                                                                   2,663      2,440
   Net (loss)/gain on sale of securities and loans                   (76)       703
   Other                                                             825        774
                                                                 -------    -------
       Total non-interest income                                   3,412      3,917
                                                                 -------    -------
Non-interest expense:
   Salaries and employee benefits                                  7,439      6,815
   Occupancy costs                                                 1,652      1,487
   Computer service fees                                           1,429      1,394
   Advertising                                                       500        491
   FDIC insurance premiums                                           120        115
   Other                                                           1,845      1,735
                                                                 -------    -------
       Total general and administrative                           12,985     12,037
   Amortization of goodwill and other intangibles                  1,106        817
                                                                 -------    -------
       Total non-interest expense
                                                                  14,091     12,854
                                                                 -------    -------
   Income before income taxes
                                                                  14,634     14,351
   Provision for income taxes                                      5,270      5,242
                                                                 -------    -------
Net income                                                       $ 9,364    $ 9,109
                                                                 =======    =======
   Earnings per share:
       Basic                                                     $  0.38    $  0.32
       Diluted                                                   $  0.38    $  0.32

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

                                                           RETAINED      ACCUMULATED    UNALLOCATED   UNEARNED
                                              ADDITIONAL   EARNINGS         OTHER         COMMON       COMMON
                                      COMMON   PAID-IN   SUBSTANTIALLY  COMPREHENSIVE   STOCK HELD   STOCK HELD  TREASURY
                                      STOCK    CAPITAL    RESTRICTED    (LOSS)/INCOME     BY ESOP      BY MRP     STOCK      TOTAL
                                     -----------------------------------------------------------------------------------------------


BALANCE AT JUNE 30, 2000             $   327  $ 329,718   $ 145,231     $ (42,929)      $ (30,249)   $ (13,147)  $(82,541) $306,410

Comprehensive income:
  Net income                               -          -       9,364             -               -            -          -     9,364
Other comprehensive income,
     net of tax:
  Net unrealized loss on
     certain securities, net of tax        -          -           -        12,621               -            -          -    12,621
                                                                                                                           ---------
Comprehensive income                                                                                                         21,985
                                                                                                                           ---------
Cash dividends paid on common stock        -          -      (4,148)            -               -            -          -    (4,148)
Allocation of ESOP and MRP stock           -         40           -             -             432          869          -     1,341
Common stock repurchased
     (908,300 shares)                      -          -           -             -               -            -    (19,065)  (19,065)
Treasury stock issued for
  options exercised (4,936 shares)         -         (7)          -             -               -            -         89        82
                                     -----------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000        $   327  $ 329,751   $ 150,447     $ (30,308)      $ (29,817)   $ (12,278) $(101,517) $306,605
                                     ===============================================================================================

BALANCE AT JUNE 30, 1999             $   327  $ 330,122   $ 122,784     $ (16,192)      $ (31,978)   $ (16,885) $ (17,967) $370,211

Comprehensive income:
  Net income                               -          -       9,109             -               -            -          -     9,109
Other comprehensive loss,
     net of tax:
  Net unrealized loss on
     certain securities, net of tax        -          -           -       (10,666)              -            -          -   (10,666)
                                                                                                                           ---------
Comprehensive loss                                                                                                           (1,557)
                                                                                                                           ---------
Cash dividends paid on common stock        -          -      (3,249)            -               -            -          -    (3,249)
Adjustments                                -        624           -             -               -            -          -       624
Allocation of ESOP and MRP stock           -         25           -             -             432          867          -     1,324
Common stock repurchased
     (760,149 shares)                      -          -           -             -               -            -    (14,678)  (14,678)
Treasury stock issued for
  options exercised (21,217 shares)        -       (272)          -             -               -            -        361        89
                                     -----------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000        $   327  $ 330,499   $ 128,644     $ (26,858)      $ (31,546)   $ (16,018) $ (32,284) $352,764
                                     ===============================================================================================

      See accompanying notes to unaudited consolidated financial statements.

                  RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                                                                       For the
                                                                                  Three Months Ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                    (Unaudited)
                                                                                   2000         1999
                                                                                ---------    ---------
Net cash provided by operating activities                                       $   9,002    $   7,173

Cash flows from investing activities:
     Increase in loans receivable, net                                           (100,291)    (100,663)
     Loans sold                                                                     3,118          533
     Investment securities available for sale:
          Sales and redemptions                                                    14,655       43,246
          Purchases                                                               (15,149)     (27,307)
     Mortgage-backed and mortgage-related securities held to maturity:
          Principal collected                                                         672            -
     Mortgage-backed and mortgage-related securities available for sale:
          Sales and redemptions                                                    22,860          952
          Principal collected                                                      24,862       39,766
          Purchases                                                                     -      (39,585)
     Purchases of Federal Home Loan Bank of New York stock, net                        (3)      (3,797)
     Net change in banking premises and equipment                                     377         (629)
     Proceeds from sales of other real estate owned                                   242          377
     Cash and cash equivalents acquired in South Jersey Financial
          Corporation, Inc. acquisition, net                                       13,382            -
                                                                                ---------    ---------
             Net cash used in investing activities                                (35,275)     (87,107)

Cash flows from financing activities:
     Net increase in deposits                                                      27,084       21,551
     Decrease in securities sold under repurchase agreements                            -      (79,000)
     Increase in borrowings from the Federal Home Loan Bank                        30,000      126,900
     Cash dividends paid on common stock                                           (4,148)      (3,249)
     Net proceeds from issuance of common stock upon exercise
          of stock options                                                             82           89
     Purchase of treasury shares                                                  (19,065)     (14,678)
                                                                                ---------    ---------
             Net cash provided by financing activities
                                                                                   33,953       51,613
                                                                                ---------    ---------
     Net increase (decrease) in cash and cash equivalents                           7,680      (28,321)
     Cash and cash equivalents at beginning of period                              47,684       73,548
                                                                                ---------    ---------
     Cash and cash equivalents at end of period                                 $  55,364    $  45,227
                                                                                =========    =========

Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest on deposits and borrowed funds                                    $  28,134    $  22,692
     Income taxes                                                                   3,830        4,970

Non-cash investing activities:
     Securitization of mortgage loans                                           $  61,690    $       -

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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report and Form 10-K.

 2. Earnings Per Share

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is calculated using the same method as basic EPS, but reflects potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Management Recognition Plan (the "MRP") shares are not considered to be outstanding for the calculation of basic EPS, however, a portion of such shares are considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 24,500,417 and 24,942,289 shares, for the first quarter ended September 30, 2000, respectively.

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

4. Recent Developments

On July 25, 2000, the Company announced that the Board of Directors authorized the Company's seventh stock repurchase plan. The plan authorizes the Company to repurchase 1,373,541 shares, or 5% of the Company's outstanding common stock. The Company has received approval from the State of New York State Banking Department to implement this stock repurchase plan.

The repurchases will be made in unsolicited purchases pursuant to the federal securities laws relating to activities by issuers having a distribution, subject to the availability of stock, acceptable pricing of the stock and such timing limitations as may be applicable.

On September 28, 2000, the Company announced that its Board of Directors declared a quarterly cash dividend of seventeen cents ($0.17) per common share. The dividend was paid on November 8, 2000 to shareholders of record as of October 16, 2000.

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

South Jersey Financial Corporation, Inc.

At the close of business on July 31, 2000, the Company completed its acquisition of South Jersey Financial Corporation, Inc. ("South Jersey"), the holding company of South Jersey Savings and Loan Association, a community savings association which operates three full service banking offices in the New Jersey counties of Gloucester and Camden in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $68.0 million for which South Jersey shareholders received $20 per share in cash for each outstanding share of common stock of South Jersey. The excess of cost over the fair value of net assets acquired ("goodwill") in the transaction was $28.0 million, which is being amortized on a straight-line basis over 20 years.

Bayonne Bancshares, Inc.

At the close of business on March 22, 1999, the Company completed its acquisition of Bayonne Bancshares, Inc. ("Bayonne"), the holding company of First Savings Bank of New Jersey, SLA, a New Jersey State chartered savings and loan association with four full service banking offices located in Bayonne, New Jersey in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $118.5 million for which the Company issued 1.05 shares of its common stock for each outstanding share of Bayonne common stock for a total of 8,668,615 common shares, of which 3,938,731 shares were issued from its treasury shares. Options to purchase 683,577 shares of Bayonne common stock were also converted into options to purchase 717,755 shares of the Company's common stock. The goodwill attributable to the transaction was $28.8 million, which is being amortized on a straight-line basis over 15 years.

Ironbound Bankcorp, NJ.

At the close of business on March 5, 1999, the Company completed its acquisition of Ironbound Bankcorp, NJ ("Ironbound"), the holding company of Ironbound Bank, a New Jersey chartered commercial bank with three full service commercial banking offices located in the New Jersey counties of Union and Essex, in a transaction which was accounted for as a purchase. The cost of the acquisition was approximately $27.7 million. The Company issued 1.463 shares of its common stock for each outstanding share of Ironbound common stock for a total of 1,458,842 common shares. The goodwill attributable to the transaction was $15.3 million, which is being amortized on a straight-line basis over 15 years.

Financial Condition

Total assets increased by $327.6 million, or 11.4%, to $3.2 billion at September 30, 2000 from June 30, 2000. The increase in overall assets was primarily due to the completion of the South Jersey acquisition with and into the Bank. As of the acquisition date, South Jersey had total assets of approximately $314.7 million, total deposits of $240.9 million and total equity of $47.7 million.

The Bank continues to experience increased loan growth. For the three month period ended September 30, 2000, gross loans receivable increased by $175.4 million, or 11.1%, on a non-annualized basis, to $1.8 billion, compared to $1.6 billion at June 30, 2000. The increase in gross loans was due primarily to originations of $144.0 million generated during the first quarter ended September 30, 2000 and $143.8 million of loans acquired through the acquisition of South Jersey, offset by the sale of $3.1 million of one- to four-family mortgage loans, securitization of $61.7 million acquired South Jersey one- to four-family mortgage loans and net amortization and prepayments of $47.6 million. During the first quarter of fiscal 2001 and in conjunction with the South Jersey acquisition, the Bank securitized $61.7 million of one-to four-family mortgage loans acquired from the South Jersey acquisition in exchange for a like amount of FHLMC pass-through securities, recorded these securities in the Bank's securities portfolio and retained the related servicing rights. Loan originations for the first quarter of fiscal 2001 were primarily comprised of multifamily and one- to four-family mortgage loans. Multifamily mortgage loan originations during the first quarter of fiscal 2001 totaled $54.3 million, bringing the total multifamily loan portfolio to $594.8 million, or 33.8% of net loans at September 30, 2000. Total one- to four-family loan production for the first quarter of fiscal 2001 was $70.8 million.

Mortgage-backed and mortgage-related securities increased by $97.4 million, or 12.7%, from $764.6 million at June 30, 2000 to $862.0 million at September 30, 2000. The increase in mortgage-backed and mortgage-related securities were primarily the result of the aforementioned securitization of $61.7 million acquired South Jersey one- to four-family mortgage loans into FHLMC pass-through securities, as well as $70.0 million of mortgage-backed and mortgage-related securities acquired from the South Jersey acquisition, offset in part by the sale of $22.9 million of mortgage-backed and mortgage-related securities and net amortization and prepayments of $24.9 million.

Investment securities at September 30, 2000 totaled $272.5 million, an increase of $15.0 million, or 5.8%, compared to $257.5 million at June 30, 2000.

Total liabilities at September 30, 2000 were $2.9 billion, an increase of $327.4 million, or 12.7%, from $2.6 billion at June 30, 2000. Total deposits increased by $269.9 million, or 15.1%, to $2.1 billion at September 30, 2000. The Bank's core deposits increased by $122.2 million, or 11.1%, at September 30, 2000 to $1.2 billion. The increase in the Bank's core deposits were attributable to a $15.8 million increase in total demand deposits and a $106.4 million increase in savings, N.O.W. and money market accounts. The Bank also experienced an increase of $147.7 million, or 21.3%, in certificates of deposit from $693.3 million at June 30, 2000 to $841.0 million at

September 30, 2000. The increase in overall deposits were primarily the result of $240.9 million of deposits acquired through the South Jersey acquisition and an increase in certificates of deposit which was primarily attributable to increased marketing of such deposit products.

Additionally, the Bank continues to place a level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at September 30, 2000 and June 30, 2000, the Bank had total borrowings of $829.6 million and $773.7 million, respectively. In connection with the South Jersey acquisition, the Company acquired $27.6 million of borrowed funds. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage loans and mortgage-backed and mortgage-related securities with similar estimated maturities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Total stockholders' equity increased by $200,000 to $306.6 million at September 30, 2000 from $306.4 million at June 30, 2000. The overall increase was primarily due to earnings reported for the three month period ended September 30, 2000 of $9.4 million, $12.6 million increase in the fair value on securities available for sale, net of tax and the amortization of $1.3 million for the unallocated and unearned shares of common stock held by the Company's stock-related benefit plans. These increases were offset, in part by the repurchase of 908,800 shares of the Company's common stock and year to date cash dividends paid of $4.1 million.

Non-performing Assets

Non-performing loans totaled $6.8 million, or 0.4% of total loans at September 30, 2000, as compared to $4.7 million, or 0.3% of total loans, at June 30, 2000. At September 30, 2000, the Bank's real estate owned consisted of foreclosed assets totaling $236,000, which at such date was comprised of two one- to four-family properties.

At September 30, 2000, the Bank had $3.3 million of assets designated as "Substandard," consisting of 22 loans, no assets classified as "Doubtful," and one consumer loan classified as "Loss," respectively.

Non-accrual loans totaled $6.8 million as of September 30, 2000, which included 62 one- to four-family loans, with an aggregate balance of $5.1 million, and four non-residential loans totaling $453,000.

For the three month periods ended September 30, 2000 and 1999, the Company's loan loss provision remained unchanged at $300,000. The Company's allowance for loan losses totaled $18.5 million at September 30, 2000 and $14.7 million at June 30, 2000, which represents a ratio of allowance for loan losses to non-performing loans of 270.2% and 311.5%, respectively. The Company continues to increase its overall loan loss reserves due to the increase in lending of all loan products. Management believes the allowance for loan losses at September 30, 2000 is adequate and sufficient reserves are presently maintained to cover potential losses. For the quarter ended September 30, 2000, the Company experienced net charge-offs of $53,300.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

General. The Company reported net income for the first quarter ended September 30, 2000 of $9.4 million, or diluted earnings per share of $0.38, an increase of 18.8% as compared with $0.32 diluted earnings per share, or net income of $9.1 million reported for the same period last year.

Interest Income. The Company reported total interest income of $54.0 million for the first quarter ended September 30, 2000, representing an increase of $7.3 million,  or 15.7%,  as  compared to the same  period in 1999.  The  increase in interest income was attributable primarily to the growth in average interest-earning assets of $271.3 million and a 34 basis point increase in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of an increase in assets acquired from South Jersey, as well as deposit inflows.

Interest income on loans increased $7.4 million, or 28.5%, to $33.5 million for the first quarter ended September 30, 2000, as compared to the $26.1 million reported for the comparable period in 1999. This increase was the result of growth in the average balance of loans outstanding of $360.2 million, due primarily to increased originations of multifamily and one- to four-family real estate loans and loans acquired through the recently completed acquisition. The average yield on the overall loan portfolio increased 13 basis points from 7.62% for the three months ended September 30, 1999, to 7.75% for the same period in 2000.

Interest income on debt and equity securities increased $400,000, or 6.5%, from $6.2 million for the first quarter ended September 30, 1999, to $6.6 million for the same period in 2000. This increase is mainly attributable to the 102 basis point increase in the average yield on the debt and equity portfolio, offset by a $20.9 million decrease in the average balance of debt and equity securities.

Interest income on mortgage-backed and mortgage-related securities decreased $548,000, or 3.8%, from $14.2 million reported for the first quarter ended September 30, 1999, to $13.7 million for the same period in 2000. This decrease was due primarily to a decrease in the average balance of mortgage-backed and mortgage-related securities of $73.4 million as a result of the sale of mortgage-backed and mortgage-related securities to fund loan growth. The decrease was offset by an increase in the average yield of 31 basis points on the mortgage-backed and mortgage-related securities portfolio to 6.76% for the first quarter ended September 30, 2000, as compared to 6.45% for the same period in 1999.

Interest Expense. Interest expense increased $5.3 million, or 22.9%, from $23.1 million for the first quarter ended September 30, 1999, to $28.4 million for the first quarter ended September 30, 2000. The average cost of the Bank's interest-bearing liabilities increased from 4.10% for the first quarter ended September 30, 1999, to 4.46% for the first quarter ended September 30, 2000. Interest expense on deposits increased $5.2 million, or 41.6%, from $12.5 million for the first quarter ended September 30, 1999, to $17.7 million for the first quarter ended September 30, 2000. The increase reflects a $286.9 million increase in the average balance of interest-bearing deposits, primarily attributable to a $194.4 million increase in the average balance of certificates of deposit and a $92.4 million increase in the average balance of money market, savings and

N.O.W. accounts. This increase can be primarily attributable to deposits acquired through the recently completed South Jersey acquisition. In addition, the Bank's strategy over the past several years has been to attract more certificates of deposit through the offering of additional certificate of deposit products and related marketing of commercial deposit accounts.

Interest expense on borrowed funds for the quarter ended September 30, 2000 was $10.7 million, an increase of $97,000 as compared to the $10.6 million reported in the same period in 1999. The increase in interest expense on borrowed funds was mainly attributable to a 4 basis point increase in the average cost on borrowed funds. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. As of September 30, 2000, the Bank had $829.6 million of borrowings outstanding, an increase of $55.9 million, or 7.2%, as compared to the $773.7 million of borrowings outstanding as of June 30, 2000. The Bank may continue to increase such emphasis on borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage loans and mortgage-backed and mortgage-related securities with similar estimated maturities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Provision for Loan Losses. The Bank's provision for loan losses for the three month periods ended September 30, 2000 and 1999 were $300,000. The provision for the first quarter ended September 30, 2000 was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, the introduction of new lending products by the Bank and the seasoning of such new products, as well as the level of its non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover future loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one- to four-family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

Non-Interest Income. Exclusive of net gains and losses from the sales of securities and loans, total non-interest income for the first quarter ended September 30, 2000 was $3.5 million, as compared to the $3.2 million reported for the same period in 1999. The increased level of non-interest income is primarily due to an overall increase in deposit fee income, fee income generated from the South Jersey acquisition, and advisory fee income from our investment in Peter B. Cannell & Co. Inc.

Non-Interest Expense. Non-interest expense totaled $14.1 million for the first quarter ended September 30, 2000, an increase of $1.2 million, or 9.6%, as compared to the $12.9 million reported for the same period of the prior year. The increased level of non-interest expense was mainly attributable to increased compensation and employee benefit expenses, goodwill amortization and other expenses associated with the South Jersey acquisition.

Income Taxes. The Company's effective consolidated tax rate for the first quarter ended

September 30, 2000, was 36.0% as compared to 36.5% reported for the comparable period in 1999. The reduction of the Company's effective tax rate is primarily due to the Bank's utilization of various tax-planning strategies.

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

The primary investing activities of the Bank are the origination of residential one- to four-family, multifamily and, to a lesser extent, commercial real estate, construction and development and other loans and the purchase of mortgage-backed and mortgage-related and investment securities. During the three month periods ended September 30, 2000 and 1999, the Bank's loan originations totaled $144.0 million and $146.1 million, respectively. Purchases of mortgage-backed, mortgage-related and investment securities totaled $15.1 million and $66.9 million for the three month periods ended September 30, 2000 and 1999, respectively. These activities were funded primarily by deposit growth and principal repayments and prepayments on loans, mortgage-backed and mortgage-related securities and investment securities and advances from the FHLB. As of September 30, 2000, the Bank experienced a net increase in total deposits of $269.9 million to $2.1 billion, or 15.1%, as compared to the $1.8 billion at June 30, 2000. Deposit flows are affected by the level of interest rates, products offered by local competitors and other factors.

The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through repurchase agreements and advances from the FHLB. The Bank has recently begun to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at September 30, 2000, the Bank had total borrowings of $829.6 million. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's average cost of funds.

Loan commitments totaled $148.4 million at September 30, 2000, were comprised of $37.4 million in one- to four-family loan commitments, $3.0 million in commercial real estate loan commitments, $56.4 million in construction loan commitments, $20.1 million in commercial loan commitments, $22.1 million in home equity loan commitments, $5.1 million in multifamily loan commitments and $4.3 million in other loan commitments. In addition, management estimates that an increased level of loan commitments may arise as a result of the Multifamily Lending Division. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in less than one year from September 30, 2000, totaled $647.8 million. Based upon past experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

At September 30, 2000, the Bank exceeded all of its regulatory capital requirements with a leverage capital level of $192.9 million, or 6.4% of adjusted assets, which is above the required level of $121.1 million, or 4.0% of adjusted assets, and risk-based capital of $211.4 million, or 12.1% of adjusted assets, which exceeds the required level of $139.3 million, or 8.0% of adjusted assets.

The Company's most liquid assets are cash, due from banks and federal funds sold. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2000, cash, due from banks and federal funds sold totaled $55.4 million, or 1.7% of total assets.

The Year 2000 Project

Over the past several quarters, the Company reported, on a regular basis, potential concerns relating to the "Year 2000 Problem," which centered upon the possible inability of computer systems to recognize the change into the year 2000. The Company did not experience any significant interruptions in any computer operations related to the Year 2000 Problem. The Company's loan and deposit data processing functions were not affected by the change into the year 2000. Additionally, the Company did not encounter any significant delays in loan payments from our borrowers due to difficulties they may have encountered as a result of the Year 2000 Problem. The Company estimates that the total costs incurred related to the Year 2000 Problem, from inception to date, did not exceed $300,000, and the Company does not anticipate any additional costs to be incurred related to this matter.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management and the Management of Interest Rate Risk

Quantitative and qualitative disclosure about market risk is presented at June 30, 2000 in Item 7a. to the Company's Form 10-K, filed with the SEC on September 28, 2000. There have been no material changes in the Company's market risk at September 30, 2000 as compared to June 30, 2000. The following is an update of the discussion provided therein.

General. The Company's largest component of market risk continues to be interest rate risk. Substantially all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At September 30, 2000, neither the Company nor the Bank owned any trading assets, nor did they participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Gap Analysis. At September 30, 2000, the Company's estimated one-year "gap" position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative $636.1 million, representing a one year interest sensitivity gap as a percentage of total assets of (19.8%). Accordingly, during a period of rising interest rates, the Company, having a positive gap position, would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income or result in a decrease in interest income.

Interest Rate Risk Compliance. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as June 30, 2000. There have been no changes in the Board of Directors approved limits of acceptable variance in net interest income and net portfolio value at September 30, 2000, compared to June 30, 2000, and the projected changes continue to fall within the Board of Directors approved limits at all levels of potential interest rate volatility.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------
          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

On November 3, 2000, the Company held its annual meeting of stockholders for the purpose of the election of Directors to three year terms and for the ratification of Ernst & Young LLP as the Company's independent auditors. The number of votes cast at the meeting as to each matter acted upon was as follows:

                                            Number of     Number of
                                              Votes         Votes
                                               For        Withheld
                                           -------------  -------------
1.   Election of Directors
                Michael F. Manzulli         20,450,102      2,722,589
                Godfrey H. Carstens, Jr.    22,615,173        557,518
                Robert S. Farrell           22,588,889        583,802

The Directors whose terms continued and the years their terms expire are as follows:

James L. Kelley (2001); T. Ronald Quinlan (2001); Anthony E. Burke (2001); William C. Frederick, M.D. (2002); Maurice K. Shaw (2002) and Patrick F.X. Nilan
(2002).

                                            Number of    Number of    Number of
                                              Votes        Votes        Votes
                                               For        Against     Abstaining
                                            ----------   ----------   ----------

2.   Ratification of Ernst & Young LLP
     as the Company's independent auditors
     for the fiscal year ending June 30,
     2001.                                  23,039,769      113,012       19,910

ITEM 5.   OTHER INFORMATION
---------------------------
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------
(a)   Exhibits

       3.1  Certificate of Incorporation of Richmond County Financial Corp.*
       3.2  Bylaws of Richmond County Financial Corp.*
      10.1 Form of Richmond County Savings Bank Employee Stock Ownership Plan and Trust.*
      10.2  Form of ESOP Loan Commitment Letter and ESOP Loan Documents.*
      10.13 Form of Proposed Richmond County Savings Bank Employee Severance Compensation Plan.*
      10.14 Richmond County Financial Corp. Supplemental Executive Retirement Plan (As Amended and Restated).***
      10.15 Richmond County Financial Corp. 1998 Stock-Based Incentive Plan.**
      11.0  Statement re: Computation of Per Share Earnings.
      27.0  Financial Data Schedule (EDGAR version only).

      * Incorporated by reference from the Form S-1 (Registration No. 333-37009), as amended, filed on October 2, 1997.

      ** Incorporated by reference from the DEF 14A (File No. 0-23271), filed with the SEC on August 28, 1998.

      *** Incorporated by reference from the Form 10-K (File No. 0-23271), filed with the SEC on September 28, 1999.

(b)   Reports on Form 8-K
-------------------------

            On August 1, 2000, the Company filed a current report on Form 8-K to report the consummation of its acquisition of South Jersey Financial Corporation, Inc.

                                  Exhibit Index
                                  -------------

Exhibit No.                                                           Page
-----------                                                           ----
11.0 Statement re:  Computation of Per Share Earnings................  22

27.0..  Financial Data Schedule

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             RICHMOND COUNTY FINANCIAL CORP.
                                  (Registrant)

Date:      November 14, 2000         By:    /s/ Michael F. Manzulli
                                            ----------------------------
                                                Michael F. Manzulli
                                                Chairman of the Board and
                                                Chief Executive Officer


Date:      November 14, 2000         By:    /s/ Thomas R. Cangemi
                                            ----------------------------
                                                Thomas R. Cangemi
                                                Executive Vice President, Chief
                                                Financial Officer and Treasurer