Form 10-Q
period 2000-12-31
RICHMOND COUNTY FINANCIAL CORP
filed 2001-02-13
CIK 1046685

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000    Commission File No. 0-23271

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

As of February 12, 2001, there were 26,711,035 shares of the common stock outstanding.

                                    FORM 10-Q
                         RICHMOND COUNTY FINANCIAL CORP.
                                     INDEX

                                                                         Page

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
at December 31, 2000 and June 30, 2000..................................   3

Consolidated Statements of Operations
for the three and six months ended December 31, 2000 and 1999...........   4

Consolidated Statements of Changes in Stockholders' Equity
for the six months ended December 31, 2000 and 1999.....................   5

Consolidated Statements of Cash Flows
for the six months ended December 31, 2000 and 1999.....................   6

Notes to Unaudited Consolidated Financial Statements....................   7

ITEM 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations........................   9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.....  18


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..............................................  19

ITEM 2. Changes in Securities and Use of Proceeds.......................  19

ITEM 3. Defaults Upon Senior Securities.................................  19

ITEM 4. Submission of Matters to a Vote of Security Holders.............  19

ITEM 5. Other Information...............................................  19

ITEM 6. Exhibits and Reports on Form 8-K................................  19

Exhibit Index...........................................................  20

Signature Page..........................................................  21

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

================================================================================

                 RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (In Thousands, Except Share and Per Share Amounts)


                                                                            December 31,     June 30,
                                                                                2000           2000
                                                                            ------------   ------------
                                                                            (Unaudited)
                     Assets

Cash and due from banks                                                      $   50,496     $   47,684
Federal funds sold                                                               37,900              -
Securities held to maturity:
     Mortgage-backed and mortgage-related securities                             55,571         57,161
       (estimated market value of $54,925 and $54,068, respectively)
Securities available for sale:
     Investment securities                                                      268,318        257,485
     Mortgage-backed and mortgage-related securities                            714,613        707,446
Mortgage loans:
     1-4 family                                                                 988,218        842,350
     Multifamily                                                                631,903        549,151
     Commercial real estate                                                     107,121        108,532
     Construction                                                                83,613         65,603
                                                                            ------------   ------------
Total mortgage loans                                                          1,810,855      1,565,636
Other loans                                                                      23,477         21,478
     Plus:  Unearned loan fees, net                                               3,023          1,392
     Less:  Allowance for loan losses                                           (18,749)       (14,698)
                                                                            ------------   ------------
Loans, net                                                                    1,818,606      1,573,808
Federal Home Loan Bank stock                                                     41,199         38,873
Banking premises and equipment, net                                              30,045         26,115
Accrued interest receivable                                                      21,091         18,170
Other real estate owned                                                             106            509
Goodwill                                                                         70,358         43,324
Other assets                                                                    104,760        110,646
                                                                            ------------   ------------
          Total assets                                                       $3,213,063     $2,881,221
                                                                            ============   ============
                     Liabilities and Stockholders' Equity
Demand deposits                                                              $  225,120     $  207,894
Savings, N.O.W. and Money market accounts                                       993,855        888,706
Certificates of deposit                                                         874,227        693,276
                                                                            ------------   ------------
          Total deposits                                                      2,093,202      1,789,876
Borrowings                                                                      791,032        773,690
Accrued expenses and other liabilities                                           13,572         11,245
                                                                            ------------   ------------
          Total liabilities                                                   2,897,806      2,574,811
                     Stockholders' Equity
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued             -              -
Common stock, $.01 par value, 75,000,000 shares authorized; 32,737,134 issued; 26,759,235 and 28,001,472  shares outstanding,
  at December 31, 2000 and June 30, 2000, respectively.                             327            327
Additional paid-in-capital                                                      329,772        329,718
Retained earnings-substantially restricted                                      155,886        145,231
Unallocated common stock held by
  Employee Stock Ownership Plan ("ESOP")                                        (29,385)       (30,249)
Unearned compensation on MRP Stock                                              (11,410)       (13,147)
Treasury stock, at cost, 5,977,899 and 4,735,662 shares
  at December 31, 2000 and June 30, 2000, respectively.                        (109,055)       (82,541)
Accumulated other comprehensive income:
  Net unrealized loss on securities available for sale, net of tax              (20,878)       (42,929)
                                                                            ------------   ------------
          Total stockholders' equity                                            315,257        306,410
                                                                            ------------   ------------
          Total liabilities and stockholders' equity                         $3,213,063     $2,881,221
                                                                            ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                 RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands, Except Share and Per Share Amounts)


                                                                             For the                 For the
                                                                        Three Months Ended       Six Months Ended
                                                                            December 31,            December 31,
                                                                       --------------------    --------------------
                                                                            (Unaudited)             (Unaudited)
                                                                         2000        1999        2000        1999
                                                                       --------    --------    --------    --------
Interest  income:
   Loans                                                               $ 35,048    $ 28,030    $ 68,537    $ 54,093
   Debt and equity securities                                             6,884       6,357      13,512      12,581
   Mortgage-backed and mortgage-related securities                       14,296      14,025      27,994      28,271
   Federal funds sold and interest-earning bank balances                    154          65         382         247
                                                                       --------    --------    --------    --------
     Total interest income                                               56,382      48,477     110,425      95,192
                                                                       --------    --------    --------    --------
Interest  expense:
   Deposits                                                              19,269      13,414      36,988      25,927
   Borrowed funds                                                        10,933      10,801      21,644      21,415
                                                                       --------    --------    --------    --------
     Total interest expense                                              30,202      24,215      58,632      47,342
                                                                       --------    --------    --------    --------
   Net interest income                                                   26,180      24,262      51,793      47,850
   Provision for loan losses                                                300         300         600         600
                                                                       --------    --------    --------    --------
   Net interest income after provision for loan losses                   25,880      23,962      51,193      47,250
                                                                       --------    --------    --------    --------
Non-interest  income:
   Fee income                                                             3,210       2,672       5,873       5,112
   Net gain/(loss) on sale of securities and  loans                          73           7          (3)        710
   Other                                                                    814         780       1,639       1,554
                                                                       --------    --------    --------    --------
     Total non-interest income                                            4,097       3,459       7,509       7,376
                                                                       --------    --------    --------    --------
Non-interest  expense:
   Salaries and employee benefits                                         7,766       7,191      15,205      14,006
   Occupancy costs                                                        1,704       1,514       3,356       3,001
   Computer service fees                                                  1,600       1,395       3,029       2,789
   Advertising                                                              571         428       1,071         919
   FDIC insurance premiums                                                   80         123         200         238
   Other                                                                  2,079       1,732       3,924       3,467
                                                                       --------    --------    --------    --------
     Total general and administrative expense                            13,800      12,383      26,785      24,420
   Amortization of goodwill and other intangibles                         1,226         818       2,332       1,635
                                                                       --------    --------    --------    --------
     Total non-interest expense                                          15,026      13,201      29,117      26,055
                                                                       --------    --------    --------    --------
   Income before income taxes                                            14,951      14,220      29,585      28,571
   Provision for income taxes                                             5,347       5,192      10,617      10,434
                                                                       --------    --------    --------    --------
   Net income                                                          $  9,604    $  9,028    $ 18,968    $ 18,137
                                                                       ========    ========    ========    ========
   Earnings per share:
          Basic                                                        $   0.40    $   0.33    $   0.78    $   0.65
          Diluted                                                      $   0.39    $   0.33    $   0.76    $   0.65

          See accompanying notes to unaudited consolidated financial statements.

                RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             (In Thousands, Except Share and Per Share Amounts)

                                                           RETAINED      ACCUMULATED    UNALLOCATED
                                              ADDITIONAL   EARNINGS         OTHER         COMMON       UNEARNED
                                      COMMON   PAID-IN   SUBSTANTIALLY  COMPREHENSIVE   STOCK HELD   COMPENSATION TREASURY
                                      STOCK    CAPITAL    RESTRICTED    INCOME/(LOSS)     BY ESOP    0N MRP STOCK   STOCK    TOTAL
                                     -----------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000             $   327  $ 329,718   $ 145,231     $ (42,929)      $ (30,249)   $ (13,147)  $(82,541) $306,410

Comprehensive income:
  Net income                               -          -      18,968             -               -            -          -    18,968
  Net unrealized loss on
     certain securities, net of tax        -          -           -        22,051               -            -          -    22,051
                                                                                                                           ---------
Comprehensive income                                                                                                         41,019
                                                                                                                           ---------
Allocation of ESOP and MRP stock           -        159           -             -             864        1,737          -     2,760
Common stock repurchased
     (1,264,207 shares)                    -          -           -             -               -            -    (26,913)  (26,913)
Treasury stock issued for
  options exercised (21,970 shares)        -       (105)          -             -               -            -        399       294
Cash dividends paid on common stock        -          -      (8,313)            -               -            -          -    (8,313)
                                     -----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000         $   327  $ 329,772   $ 155,886     $ (20,878)      $ (29,385)   $ (11,410) $(109,055) $315,257
                                     ===============================================================================================

BALANCE AT JUNE 30, 1999             $   327  $ 330,122   $ 122,784     $ (16,192)      $ (31,978)   $ (16,885) $ (17,967) $370,211

Comprehensive income/(loss):
  Net income                               -          -      18,137             -               -            -          -    18,137
  Net unrealized loss on
     certain securities, net of tax        -          -           -       (19,354)              -            -          -   (19,354)
                                                                                                                           ---------
Comprehensive loss                                                                                                           (1,217)
                                                                                                                           ---------
Adjustments                                -        624           -             -               -            -          -       624
Allocation of ESOP and MRP stock           -         49           -             -             864        1,704          -     2,617
Common stock repurchased
     (1,276,717 shares)                    -          -           -             -               -            -    (23,897)  (23,897)
Treasury stock issued for
  options exercised (23,217 shares)        -       (279)          -             -               -            -        396       117
Cash dividends paid on common stock        -          -      (6,682)            -               -            -          -    (6,682)
                                     -----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999         $   327  $ 330,516   $ 134,239     $ (35,546)      $ (31,114)   $ (15,181) $ (41,468) $341,773
                                     ===============================================================================================

      See accompanying notes to unaudited consolidated financial statements.

                 RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                                                                       For the
                                                                                   Six Months Ended
                                                                                     December 31,
                                                                                ----------------------
                                                                                    (Unaudited)
                                                                                   2000         1999
                                                                                ---------    ---------
Net cash provided by operating activities                                       $  21,613    $  15,163

Cash flows from investing activities:
     Increase in loans receivable, net                                           (174,198)    (260,430)
     Loans sold                                                                     3,118       37,313
     Investment securities available for sale:
          Sales and redemptions                                                    29,096       54,783
          Purchases                                                               (27,145)     (36,742)
     Mortgage-backed and mortgage-related securities held to maturity:
          Principal collected                                                       1,591            -
     Mortgage-backed and mortgage-related securities available for sale:
          Sales and redemptions                                                   116,380       10,305
          Principal collected                                                      50,402       68,250
          Purchases                                                               (11,034)     (39,585)
     Purchases of Federal Home Loan Bank of New York stock, net                      (188)      (5,047)
     Net addition to banking premises and equipment                                  (322)        (678)
     Proceeds from sales of other real estate owned                                   444          377
     Cash and cash equivalents acquired in South Jersey Financial
          Corporation, Inc. acquisition, net                                       13,382            -
                                                                                ---------    ---------
             Net cash provided by/(used in) investing activities                    1,526     (171,454)

Cash flows from financing activities:
     Net increase in deposits                                                      61,005       57,858
     Decrease in securities sold under repurchase agreements                            -      (79,000)
     Net (decrease)/increase in borrowings from the Federal Home Loan Bank         (8,500)     182,700
     Cash dividends paid on common stock                                           (8,313)      (6,682)
     Net proceeds from issuance of common stock upon exercise
          of stock options                                                            294          117
     Purchase of treasury shares                                                  (26,913)     (23,897)
                                                                                ---------    ---------
             Net cash provided by financing activities                             17,573      131,096
                                                                                ---------    ---------
     Net increase/(decrease) in cash and cash equivalents                          40,712      (25,195)
     Cash and cash equivalents at beginning of period                              47,684       73,548
                                                                                ---------    ---------
     Cash and cash equivalents at end of period                                 $  88,396    $  48,353
                                                                                =========    =========
Supplemental disclosure of cash flow information:
Cash paid during the year for:
     Interest on deposits and borrowed funds                                    $  58,900    $  46,984
     Income taxes                                                                   7,145       11,368

Non-cash investing activities:
     Securitization of mortgage loans                                           $  61,690    $       -
     Additions to other real estate owned, net                                        106            -

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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the six month period ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report and Form 10-K.

2. Earnings Per Share
   ------------------

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is calculated using the same method as basic EPS, but reflects potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Management Recognition Plan (the "MRP") shares are not considered to be outstanding for the calculation of basic EPS, however, a portion of such shares are considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 23,975,930 and 24,688,426 shares, for the second quarter ended December 31, 2000, respectively. For the six months ended December 31, 2000, basic and diluted weighted average common shares outstanding were 24,238,173 and 24,849,274 shares, respectively.

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

4. Recent Developments
   -------------------

On January 23, 2001, the Company announced that the Board of Directors authorized the Company's eighth stock repurchase plan. The plan authorizes the Company to repurchase 1,305,963 shares, or 5% of the Company's outstanding common stock. The eighth stock repurchase plan is expected to commence after February 18, 2001, the third anniversary of the Bank's conversion to stock form, concurrent with the completion of the Company's current purchase program of which approximately 640,000 shares remain as of December 31, 2000.

The repurchases will be made in unsolicited purchases pursuant to the federal securities laws relating to activities by issuers having a distribution, subject to the availability of stock, acceptable pricing of the stock and such timing limitations as may be applicable.

Additionally, on January 23, 2001, the Company announced that its Board of Directors declared a quarterly cash dividend of eighteen cents ($0.18) per common share. The dividend will be payable on February 26, 2001 to shareholders of record as of February 6, 2001.

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

Financial Condition

Total assets increased by $331.8 million, or 11.5%, to $3.2 billion at December 31, 2000 from June 30, 2000. The increase in overall assets was primarily due to the completion of the South Jersey acquisition with and into the Bank. As of the acquisition date, South Jersey had total assets of approximately $314.7 million, total deposits of $240.9 million and total equity of $47.7 million.

The Bank continues to experience increased loan growth. For the six month period ended December 31, 2000, gross loans receivable increased by $247.2 million, or 15.6%, on a non-annualized basis, to $1.8 billion, compared to $1.6 billion at June 30, 2000. The increase in gross loans was due primarily to originations of $266.7 million generated during the six month period ended December 31, 2000 and $142.3 million of loans acquired through the acquisition of South Jersey, offset by the sale of $3.1 million of one- to four-family mortgage loans, securitization of $61.7 million acquired South Jersey one- to four-family mortgage loans and net amortization and prepayments of $97.0 million. During the first half of fiscal 2001 and in conjunction with the South Jersey acquisition, the Bank securitized $61.7 million of one-to four-family mortgage loans acquired from the South Jersey acquisition in exchange for a like amount of FHLMC pass-through securities, recorded these securities in the Bank's securities portfolio and retained the related servicing rights. Loan originations for the six month period ended December 31, 2000 were primarily comprised of multifamily and one- to four-family mortgage loans. Multifamily mortgage loan originations during the first half of fiscal 2001 totaled $113.1 million, bringing the total multifamily loan portfolio to $631.9 million, or 34.7% of net loans at December 31, 2000. Total one- to four-family loan production for the first half of fiscal 2001 was $118.1 million.

Mortgage-backed and mortgage-related securities increased by $5.6 million, or 0.7%, from $764.6 million at June 30, 2000 to $770.2 million at December 31, 2000. The increase in mortgage-backed and mortgage-related securities were primarily the result of the aforementioned securitization of $61.7 million acquired South Jersey one- to four-family mortgage loans into FHLMC pass-through securities, as well as $70.0 million of mortgage-backed and mortgage-related securities acquired from the South Jersey acquisition, offset in part by the sale of $116.4 million of mortgage-backed and mortgage-related securities and net amortization and prepayments of $52.0 million.

Investment securities at December 31, 2000 totaled $268.3 million, an increase of $10.8 million, or 4.2%, compared to $257.5 million at June 30, 2000.

Total liabilities at December 31, 2000 were $2.9 billion, an increase of $323.0 million, or 12.5%, from $2.6 billion at June 30, 2000. Total deposits increased by $303.3 million, or 16.9%, to $2.1 billion at December 31, 2000. The Bank's core deposits increased by $122.4 million, or 11.2%, at December 31, 2000 to $1.2 billion. The increase in the Bank's core deposits were attributable to a $17.2 million increase in total demand deposits and a $105.1 million increase in savings, N.O.W. and money market accounts. The Bank also experienced an increase of $181.0 million, or 26.1%, in certificates of deposit from $693.3 million at June 30, 2000 to $874.2 million at December 31, 2000. The increase in overall deposits was primarily the result of $240.9 million of deposits acquired through the South Jersey acquisition and an increase in certificates of deposit which was primarily attributable to increased marketing of such deposit products.

Additionally, the Bank continues to place a level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at December 31, 2000 and June 30, 2000, the Bank had total borrowings of $791.0 million and $773.7 million, respectively. In connection with the South Jersey acquisition, the Company acquired $27.6 million of borrowed funds. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage loans and mortgage-backed and mortgage-related securities with similar estimated maturities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Total stockholders' equity increased by $8.8 million to $315.3 million at December 31, 2000 from $306.4 million at June 30, 2000. The overall increase was primarily due to earnings reported for the six month period ended December 31, 2000 of $19.0 million, $22.1 million increase in the fair value on securities available for sale, net of tax and the amortization of $2.6 million for the unallocated and unearned shares of common stock held by the Company's stock-related benefit plans. These increases were offset, in part by the repurchase of 1.3 million shares of the Company's common stock and year to date cash dividends paid of $8.3 million.

Non-performing Assets

Non-performing loans totaled $10.9 million, or 0.6% of total loans at December 31, 2000, as compared to $4.7 million, or 0.3% of total loans, at June 30, 2000. At December 31, 2000, the Bank's real estate owned consisted of foreclosed assets totaling $106,000, which at such date was comprised of two one- to four-family properties.

At December 31, 2000, the Bank had $3.6 million of assets designated as "Substandard," consisting of 27 loans, no assets classified as "Doubtful," and six consumer loans classified as "Loss," respectively.

Non-accrual loans totaled $10.9 million as of December 31, 2000, which included 57 one- to four-family loans, with an aggregate balance of $5.4 million, and nine non-residential loans totaling $2.0 million, nine construction loans totaling $2.7 million and four commercial loans totaling $800,000.

For the six month periods ended December 31, 2000 and 1999, the Company's loan loss provision remained unchanged at $600,000. The Company's allowance for loan losses totaled $18.7 million at December 31, 2000 and $14.7 million at June 30, 2000, which represents a ratio of allowance for loan losses to non-performing loans of 171.8% and 311.5%, respectively. The Company continues to increase its overall loan loss reserves due to the increase in lending of all loan products. Management believes the allowance for loan losses at December 31, 2000 is adequate and sufficient reserves are presently maintained to cover potential losses. For the six month period ended December 31, 2000, the Company experienced net charge-offs of $88,000.

Comparison of Operating Results for the Three Months Ended December 31, 2000 and 1999

General. The Company reported net income for the second quarter ended December 31, 2000 of $9.6 million, or diluted earnings per share of $0.39, an increase of 18.2% as compared to the $9.0 million, or diluted earnings per share of $0.33, reported for the same period last year.

Interest Income. The Company reported total interest income of $56.4 million for the second quarter ended December 31, 2000, representing an increase of $7.9 million, or 16.3%, as compared to the same period in 1999. The increase in interest income was attributable primarily to the growth in average interest-earning assets of $299.5 million and a 35 basis point increase in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of an increase in assets acquired from South Jersey, as well as deposit inflows.

Interest income on loans increased $7.0 million, or 25.0%, to $35.0 million for the second quarter ended December 31, 2000, as compared to the $28.0 million reported for the comparable period in 1999. This increase was the result of growth in the average balance of loans outstanding of $314.7 million, due primarily to increased originations of multifamily and one- to four-family real estate loans and loans acquired through the recently completed acquisition, and an increase in the average yield on the overall loan portfolio to 7.81% for the second quarter ended December 31, 2000, as compared to 7.57% for the same period in 1999.

Interest income on debt and equity securities increased $527,000, or 8.3%, from $6.4 million for the second quarter ended December 31, 1999, to $6.9 million for the same period in 2000. This increase is mainly attributable to the growth in the average balance of debt and equity securities, primarily investments in financial bonds and FHLB stock, as well as a 55 basis point increase in the average yield on the debt and equity portfolio.

Interest income on mortgage-backed and mortgage-related securities increased $271,000, or 1.9%, from $14.0 million reported for the second quarter ended December 31, 1999, to $14.3 million for the same period in 2000. This increase was due primarily to an increase in the average yield on the mortgage-backed and mortgage-related securities portfolio to 6.81% for the second quarter ended December 31, 2000, as compared to 6.50% for the same period in 1999.

Interest Expense. Interest expense increased $6.0 million, or 24.7%, from $24.2 million for the second quarter ended December 31, 1999, to $30.2 million for the second quarter ended December 31, 2000. The average cost of the Bank's interest-bearing liabilities increased from 4.18% for the second quarter ended December 31, 1999, to 4.49% for the second quarter ended December 31, 2000. Interest expense on deposits increased $5.9 million, or 43.6%, from $13.4 million for the second quarter ended December 31, 1999, to $19.3 million for the second quarter ended December 31, 2000. The increase reflects a $372.4 million increase in the average balance of interest-bearing deposits, primarily attributable to a $242.6 million increase in the average balance of certificates of deposit and a $129.8 million increase in the average balance of money market, savings and N.O.W. deposit accounts. This increase can be primarily attributable to deposits acquired through the recently completed South Jersey acquisition. In addition, the Bank's strategy over the past several years has been to attract more certificates of deposit through the offering of additional certificate of deposit products and related marketing of commercial deposit accounts.

Interest expense on borrowed funds for the quarter ended December 31, 2000 was $10.9 million, an increase of $132,000 as compared to the $10.8 million reported in the same period in 1999. The increase in interest expense on borrowed funds was attributable to a 10 basis point increase in the average cost on borrowed funds, offset in part by a decrease in the average balance of borrowed funds of $7.7 million. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. As of December 31, 2000, the Bank had $791.0 million of borrowings outstanding, an increase of $17.3 million, or 2.2%, as compared to the $773.7 million of borrowings outstanding as of June 30, 2000. The Bank may continue to increase such emphasis on borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Provision for Loan Losses. The Bank's provision for loan losses for the three month periods ended December 31, 2000 and 1999 were $300,000. The provision for the second quarter ended December 31, 2000 was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, the introduction of new lending products by the Bank and the seasoning of such new products, as well as the level of its non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover future loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one- to four-family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

Non-Interest Income. Exclusive of net gains and losses from the sales of securities and loans, total non-interest income for the second quarter ended December 31, 2000 was $4.0 million, as compared to the $3.5 million reported for the same period in 1999. The increased level of non-interest income is primarily due to an overall increase in deposit fee income, loan prepayment fees, fee income generated from the South Jersey acquisition, and advisory fee income from our investment in Peter B. Cannell & Co. Inc.

Non-Interest Expense. Non-interest expense totaled $15.0 million for the second quarter ended December 31, 2000, an increase of $1.8 million, or 13.8%, as compared to the $13.2 million reported for the same period of the prior year. The increased level of non-interest expense was mainly attributable to increased compensation and employee benefit expenses, goodwill amortization and other expenses associated with the South Jersey acquisition.

Income Taxes. The Company's effective consolidated tax rate for the second quarter ended December 31, 2000, was 35.8% as compared to 36.5% reported for the comparable period in 1999. The reduction of the Company's effective tax rate is primarily due to the Bank's utilization of various tax-planning strategies.

Comparison of Operating Results for the Six Months Ended December 31, 2000 and 1999

General. The Company reported net income for the six month period ended December 31, 2000 of $19.0 million, or diluted earnings per share of $0.76, an increase of 20.6% as compared with $0.63 core earnings per share reported for the same period last year. Core earnings for the six-month period ended December 31, 1999 excludes net gains on sales of securities and loans of $710,000.

Interest Income. The Company reported total interest income of $110.4 million for the six month period ended December 31, 2000, representing an increase of $15.2 million, or 16.0%, as compared to the same period in 1999. The increase in interest income was attributable primarily to the growth in average interest-earning assets of $285.4 million and a 34 basis point increase in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of an increase in assets acquired from South Jersey, as well as deposit inflows.

Interest income on loans increased $14.4 million, or 26.7%, to $68.5 million for the six month period ended December 31, 2000, as compared to the $54.1 million reported for the comparable period in 1999. This increase was the result of growth in the average balance of loans outstanding of $337.5 million, due primarily to increased originations of multifamily and one- to four-family real estate loans and loans acquired through the recently completed acquisition, as well as an increase in the average yield on the overall loan portfolio to 7.78% for the six month period ended December 31, 2000, as compared to 7.60% for the same period in fiscal 1999.

Interest income on debt and equity securities increased $931,000, or 7.4%, from $12.6 million for the six month period ended December 31, 1999, to $13.5 million for the same period in 2000. This increase is mainly attributable to the growth in the average balance of debt and equity securities, primarily investments in financial bonds and FHLB stock, as well as a 75 basis point increase in the average yield on the debt and equity portfolio.

Interest income on mortgage-backed and mortgage-related securities decreased $277,000, or 1.0%, from $28.3 million reported for the six month period ended December 31, 1999, to $28.0 million for the same period in 2000. This decrease was due primarily to a decrease in the average balance of mortgage-backed and mortgage-related securities of $48.1 million, offset in part by an increase in the average yield on the mortgage-backed and mortgage-related securities portfolio to 6.79% for the six month period ended December 31, 2000, as compared to 6.47% for the same period in 1999.

Interest Expense. Interest expense increased $11.3 million, or 23.8%, from $47.3 million for the six month period ended December 31, 1999, to $58.6 million for the six month period ended December 31, 2000. The average cost of the Bank's interest-bearing liabilities increased from 4.14% for the six month period ended December 31, 1999, to 4.49% for the six-month period ended December 31, 2000. Interest expense on deposits increased $11.1 million, or 42.7%, from $25.9 million for the six month period ended December 31, 1999, to $37.0 million for the six month period ended December 31, 2000. The increase reflects a $329.6 million increase in the average balance of interest-bearing deposits, primarily attributable to a $218.5 million increase in the average balance of certificates of deposit and a $111.1 million increase in the average balance of money market, savings and N.O.W. deposit accounts. This increase can be primarily attributable to deposits acquired through the recently completed South Jersey acquisition. In addition, the Bank's strategy over the past several years has been to attract more certificates of deposit through the offering of additional certificate of deposit products and related marketing of commercial deposit accounts.

Interest expense on borrowed funds for the six month period ended December 31, 2000 was $21.6 million, an increase of $229,000 as compared to the $21.4 million reported in the same period in 1999. The increase in interest expense on borrowed funds was attributable to a seven basis point increase in the average cost on borrowed funds, offset in part by a decease in the average balance of borrowed funds of $4.3 million. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. As of December 31, 2000, the Bank had $791.0 million of borrowings outstanding, an increase of $17.3 million, or 2.2%, as compared to the $773.7 million of borrowings outstanding as of June 30, 2000. The Bank may continue to increase such emphasis on borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Provision for Loan Losses. The Bank's provision for loan losses for the six month periods ended December 31, 2000 and 1999 were $600,000. The provision for the six month period ended December 31, 2000 was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, the introduction of new lending products by the Bank and the seasoning of such new products, as well as the level of its non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover future loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one- to four-family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

Non-Interest Income. Exclusive of net gains and losses from the sales of securities and loans, total non-interest income for the six month period ended December 31, 2000 was $7.5 million, as compared to the $6.7 million reported for the same period in 1999. The increased level of non-interest income is primarily due to an overall increase in deposit fee income, loan prepayment fees, fee income generated from the South Jersey acquisition, and advisory fee income from our investment in Peter B. Cannell & Co. Inc. Net gains reported for the six month period ended December 31, 1999, were primarily due to net gains of $710,000 from the sale of equity and investment securities.

Non-Interest Expense. Non-interest expense totaled $29.1 million for the six-month period ended December 31, 2000, an increase of $3.1 million, or 11.8%, as compared to the $26.1 million reported for the same period of the prior year. The increased level of non-interest expense was mainly attributable to increased compensation and employee benefit expenses, goodwill amortization and other expenses associated with the South Jersey acquisition.

Income taxes. The Company's effective consolidated tax rate for the six month period ended December 31, 2000, was 35.9% as compared to 36.5% reported for the comparable period in 1999. The reduction of the Company's effective tax rate is primarily due to the Bank's utilization of various tax-planning strategies.

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

During the six month periods ended December 31, 2000 and 1999, the Bank's loan originations totaled $266.7 million and $342.3 million, respectively. Purchases of mortgage-backed, mortgage-related and investment securities totaled $38.4 million and $81.4 million for the six month periods ended December 31, 2000 and 1999, respectively. These activities were funded primarily by deposit growth and principal repayments and prepayments on loans, mortgage-backed and mortgage-related securities and investment securities and advances from the FHLB. As of December 31, 2000, the Bank experienced a net increase in total deposits of $303.3 million to $2.1 billion, or 16.9%, as compared to the $1.8 billion at June 30, 2000. Deposit flows are affected by the level of interest rates, products offered by local competitors and other factors.

The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through repurchase agreements and advances from the FHLB. The Bank has recently begun to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at December 31, 2000, the Bank had total borrowings of $791.0 million. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's average cost of funds.

Loan commitments totaled $159.4 million at December 31, 2000, and were comprised of $36.5 million in one- to four-family loan commitments, $3.2 million in commercial real estate loan commitments, $60.8 million in construction loan commitments, $16.3 million in commercial loan commitments, $23.5 million in home equity loan commitments, $14.4 million in multifamily loan commitments and $4.7 million in other loan commitments. In addition, management estimates that an increased level of loan commitments may arise as a result of the Multifamily Lending Division. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in less than one year from December 31, 2000, totaled $684.2 million. Based upon past experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

At December 31, 2000, the Bank exceeded all of its regulatory capital requirements with a leveraged capital level of $231.9 million, or 7.3% of adjusted assets, which is above the required level of $128.1 million, or 4.0% of adjusted assets, and risk-based capital of $250.6 million, or 14.1% of adjusted assets, which exceeds the required level of $142.0 million, or 8.0% of adjusted assets.

The Company's most liquid assets are cash, due from banks and federal funds sold. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 2000, cash, due from banks and federal funds sold totaled $88.4 million, or 2.8% of total assets.

Forward-looking Statement

This Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The

Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's other filings with the SEC.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of the Report. Except as required by applicable law or regulation, the Company undertakes no obligation to update forward-looking statements to reflect events that occur after the date on which such statements have been made.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management and the Management of Interest Rate Risk

Quantitative and qualitative disclosure about market risk is presented at June 30, 2000 in Item 7a. to the Company's Form 10-K, filed with the SEC on September 28, 2000. There have been no material changes in the Company's market risk at December 31, 2000 as compared to June 30, 2000. The following is an update of the discussion provided therein.

General. The Company's largest component of market risk continues to be interest rate risk. Substantially all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At December 31, 2000, neither the Company nor the Bank owned any trading assets, nor did they participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

Gap Analysis. At December 31, 2000, the Company's estimated one-year "gap" position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative $599.0 million, representing a one-year interest sensitivity gap as a percentage of total assets of (18.7%). Accordingly, during a period of rising interest rates, the Company, having a positive gap position, would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income or result in a decrease in interest income.

Interest Rate Risk Compliance. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 2000. There have been no changes in the Board of Directors' approved limits of acceptable variance in net interest income and net portfolio value at December 31, 2000, compared to June 30, 2000, and the projected changes continue to fall within the Board of Directors' approved limits at all levels of potential interest rate volatility.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
----------------------------

The Company is not involved in any pending legal proceedings other than the routine legal proceedings occurring in the ordinary cause of business. Such routine legal proceedings in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
----------------------------------------------------
           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
------------------------------------------
           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------
           Not applicable.

ITEM 5.    OTHER INFORMATION
----------------------------
           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

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

      * Incorporated by reference from the Form S-1 (Registration No. 333-37009), as amended, filed on October 2, 1997.

      ** Incorporated by reference from the DEF 14A (File No. 0-23271), filed with the SEC on August 28, 1998.

      *** Incorporated by reference from the Form 10-K (File No. 0-23271), filed with the SEC on September 28, 1999.

(b)   Reports on Form 8-K
      -------------------
      Not applicable.

                                  Exhibit Index

Exhibit No.                                                                Page

11.0    Statement re:  Computation of Per Share Earnings................    22

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         RICHMOND COUNTY FINANCIAL CORP.

                                  (Registrant)

Date:      February 13, 2001         By:    /s/ Michael F. Manzulli
                                            ----------------------------
                                                Michael F. Manzulli
                                                Chairman of the Board and
                                                Chief Executive Officer


Date:      February 13, 2001         By:    /s/ Thomas R. Cangemi
                                            ----------------------------
                                                Thomas R. Cangemi
                                                Executive Vice President, Chief
                                                Financial Officer and Treasurer