Form 10-Q
period 2001-03-31
RICHMOND COUNTY FINANCIAL CORP
filed 2001-05-11
CIK 1046685

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001        Commission File No. 0-23271

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

                                    Yes  X    No
                                       -----     ----



As of May 4, 2001, there were 26,159,057 shares of the common stock outstanding.

                                    FORM 10-Q
                         RICHMOND COUNTY FINANCIAL CORP.
                                      INDEX
                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition
at March 31, 2001 and June 30, 2000.......................................   3

Consolidated Statements of Operations
for the three and nine months ended March 31, 2001 and 2000...............   4

Consolidated Statements of Changes in Stockholders' Equity
for the nine months ended March 31, 2001 and 2000.........................   5

Consolidated Statements of Cash Flows
for the nine months ended March 31, 2001 and 2000.........................   6

Notes to Unaudited Consolidated Financial Statements......................   7

ITEM 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations..........................   9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk.......  18


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................  19

ITEM 2. Changes in Securities and Use of Proceeds.........................  19

ITEM 3. Defaults Upon Senior Securities...................................  19

ITEM 4. Submission of Matters to a Vote of Security Holders...............  19

ITEM 5. Other Information.................................................  19

ITEM 6. Exhibits and Reports on Form 8-K..................................  19

Exhibit Index.............................................................  20

Signature Page............................................................  21

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

================================================================================

                                       RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     (In Thousands, Except Share and Per Share Amounts)

                                                                                              MARCH 31,           JUNE 30,
                                                                                                2001                2000
                                                                                           ---------------     ---------------
                                                                                            (Unaudited)
                                          ASSETS
Cash and due from banks                                                                   $     53,156          $   47,684
Federal funds sold                                                                              33,000                   -
Securities held to maturity:
     Mortgage-backed and mortgage-related securities                                            55,054              57,161
             (estimated market value of $54,998 and $54,068, respectively)
Securities available for sale:
     Investment securities                                                                     270,494             257,485
     Mortgage-backed and mortgage-related securities                                           962,524             707,446
Mortgage loans:
     1-4 family                                                                                799,064             842,350
     Multifamily                                                                               703,007             549,151
     Commercial real estate                                                                    117,548             108,532
     Construction                                                                               79,108              65,603
                                                                                          ------------          ----------
Total mortgage loans                                                                         1,698,727           1,565,636
Other loans                                                                                     23,970              21,478
     Plus:    Deferred loan costs, net                                                           3,484               1,392
     Less:    Allowance for loan losses                                                        (19,050)            (14,698)
                                                                                          ------------          ----------
Loans, net                                                                                   1,707,131           1,573,808
Federal Home Loan Bank stock                                                                    50,055              38,873
Banking premises and equipment, net                                                             29,779              26,115
Accrued interest receivable                                                                     22,531              18,170
Other real estate owned                                                                             16                 509
Goodwill                                                                                        70,085              43,324
Other assets                                                                                   102,220             110,646
                                                                                          ------------          ----------
    TOTAL ASSETS                                                                          $  3,356,045          $2,881,221
                                                                                          ============          ==========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Demand deposits                                                                           $    239,751          $  207,894
Savings, N.O.W. and Money market accounts                                                    1,050,659             888,706
Certificates of deposit                                                                        899,292             693,276
                                                                                          ------------          ----------
          Total deposits                                                                     2,189,702           1,789,876
Borrowings                                                                                     814,704             773,690
Accrued expenses and other liabilities                                                          22,099              11,245
                                                                                          ------------          ----------
          Total liabilities                                                                  3,026,505           2,574,811
                                   STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued                            -                   -
Common stock, $.01 par value, 75,000,000 shares authorized; 32,737,134 issued; 26,540,535 and 28,001,472  shares outstanding,
   at March 31, 2001 and June 30, 2000, respectively.                                              327                 327
Additional paid-in-capital                                                                     329,911             329,718
Retained earnings-substantially restricted                                                     161,310             145,231
Unallocated common stock held by
   Employee Stock Ownership Plan ("ESOP")                                                      (28,953)            (30,249)
Unearned compensation MRP Stock                                                                (10,541)            (13,147)
Treasury stock, at cost, 6,196,599 and 4,735,662 shares
   at March 31, 2001 and June 30, 2000, respectively.                                         (114,924)            (82,541)
Accumulated other comprehensive income:
   Net unrealized loss on securities available for sale, net of tax                             (7,590)            (42,929)
                                                                                          ------------          ----------
          Total stockholders' equity                                                           329,540             306,410
                                                                                          ------------          ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  3,356,045          $2,881,221
                                                                                          ============          ==========

                      See accompanying notes to unaudited consolidated financial statements.


                                        RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (In Thousands, Except Share and Per Share Amounts)

                                                                             FOR THE                         FOR THE
                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            MARCH 31,                       MARCH 31,
                                                                  ------------------------------   -----------------------------
                                                                           (Unaudited)                     (Unaudited)
                                                                      2001            2000            2001             2000
                                                                  -------------   --------------   ------------    -------------
INTEREST INCOME:
   Loans                                                               $35,085          $29,470       $103,622          $83,563
   Debt and equity securities                                            6,712            6,062         20,224           18,643
   Mortgage-backed and mortgage-related securities                      15,842           13,546         43,836           41,817
   Federal funds sold and interest-earning bank balances                   307               58            689              305
                                                                  -------------   --------------   ------------    -------------
       Total interest income                                            57,946           49,136        168,371          144,328
                                                                  -------------   --------------   ------------    -------------
INTEREST EXPENSE:
   Deposits                                                             19,751           13,946         56,739           39,873
   Borrowed funds                                                       10,987           11,390         32,631           32,805
                                                                  -------------   --------------   ------------    -------------
       Total interest expense                                           30,738           25,336         89,370           72,678
                                                                  -------------   --------------   ------------    -------------
   Net interest income                                                  27,208           23,800         79,001           71,650
   Provision for loan losses                                               300              300            900              900
                                                                  -------------   --------------   ------------    -------------
   Net interest income after provision for loan losses                  26,908           23,500         78,101           70,750
                                                                  -------------   --------------   ------------    -------------
NON-INTEREST INCOME:
   Fee income                                                            2,783            2,323          8,656            7,435
   Net gain on sale of securities and loans                                 70               24             67              734
   Other                                                                   812              812          2,451            2,366
                                                                  -------------   --------------   ------------    -------------
       Total non-interest income                                         3,665            3,159         11,174           10,535
                                                                  -------------   --------------   ------------    -------------
NON-INTEREST EXPENSE:
   Salaries and employee benefits                                        7,751            6,871         22,956           20,877
   Occupancy costs                                                       1,926            1,559          5,282            4,560
   Computer service fees                                                 1,602            1,391          4,631            4,180
   Advertising                                                             700              467          1,771            1,386
   FDIC insurance premiums                                                 129               99            329              337
   Other                                                                 1,872            1,717          5,796            5,184
                                                                  -------------   --------------   ------------    -------------
      Total general and administrative expense                          13,980           12,104         40,765           36,524
  Amortization of goodwill and other intangibles                         1,226              821          3,558            2,456
                                                                  -------------   --------------   ------------    -------------
       Total non-interest expense                                       15,206           12,925         44,323           38,980
                                                                  -------------   --------------   ------------    -------------
   Income before income taxes                                           15,367           13,734         44,952           42,305
   Provision for income taxes                                            5,486            4,925         16,103           15,359
                                                                  -------------   --------------   ------------    -------------
  NET INCOME                                                           $ 9,881          $ 8,809        $28,849          $26,946
                                                                  =============   ==============   ============    =============
  EARNINGS PER SHARE:
              Basic                                                    $  0.41          $  0.34        $  1.20          $  0.99
              Diluted                                                  $  0.40          $  0.34        $  1.16          $  0.98

                          See accompanying notes to unaudited consolidated financial statements.


                                 RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       (In Thousands, Except Share Data)

                                                            RETAINED      ACCUMULATED   UNALLOCATED
                                              ADDITIONAL    EARNINGS         OTHER       COMMON     UNEARNED
                                     COMMON     PAID-IN   SUBSTANTIALLY  COMPREHENSIVE  STOCK HELD COMPENSATION  TREASURY
                                      STOCK     CAPITAL    RESTRICTED    INCOME/(LOSS)   BY ESOP   ON MRP STOCK   STOCK     TOTAL
                                      -----     -------    ----------    -------------   -------  ------------   -------    -----
BALANCE AT JUNE 30, 2000            $   327     $329,718   $ 145,231     $   (42,929)  $ (30,249)  $ (13,147)   $ (82,541) $306,410

Comprehensive income:
   Net income                           --            --      28,849              --          --           --          --    28,849
   Net unrealized gain on
     certain securities, net of tax     --            --          --          35,339          --           --          --    35,339
                                                                                                                            --------
Comprehensive income                                                                                                         64,188
                                                                                                                            --------
Common stock repurchased (1,502,707
   shares)                              --            --          --              --          --           --     (33,146)  (33,146)
Treasury stock issued for
   options exercised (41,770 shares)    --          (175)         --              --          --           --         763       588
Allocation of ESOP and MRP stock        --           368          --              --       1,296        2,606          --     4,270
Cash dividends paid on common stock     --            --     (12,770)             --          --           --          --   (12,770)
                                    ------      --------   ----------    ------------  ----------  -----------  ---------- ---------
BALANCE AT MARCH 31, 2001           $  327      $329,911   $  161,310    $    (7,590)  $ (28,953)  $  (10,541)  $(114,924) $329,540
                                    ======      ========   ==========    ============  ==========  ===========  ========== =========

BALANCE AT JUNE 30, 1999            $  327      $330,122   $  122,784    $   (16,192)  $ (31,978)  $  (16,885)  $ (17,967) $370,211

Comprehensive income:
   Net income                           --            --       26,946             --          --           --          --    26,946
   Net unrealized loss on
     certain securities, net of tax     --            --           --        (25,105)         --           --          --   (25,105)
                                                                                                                           ---------
Comprehensive income                                                                                                          1,841
                                                                                                                           ---------
Adjustments                             --           624           --             --           --           --         --       624
Allocation of ESOP and MRP stock        --          (276)          --             --        1,297        2,869         --     3,890
Common stock repurchased (2,797,184
shares)                                 --            --           --             --           --           --    (49,871)  (49,871)
Treasury stock issued for
   options exercised (47,617 shares)    --          (359)          --             --           --           --        822       463
Cash dividends paid on common stock     --            --      (10,224)            --           --           --         --   (10,224)
                                    ------      --------   ----------    ------------  ----------  -----------  ---------- ---------
BALANCE AT MARCH 31, 2000           $  327      $330,111   $  139,506    $   (41,297)  $  (30,681) $   (14,016) $ (67,016) $316,934
                                    ======      ========   ==========    ============  ==========  ===========  ========== =========

                             See accompanying notes to unaudited consolidated financial statements.


                                         RICHMOND COUNTY FINANCIAL CORP. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (In Thousands)
                                                                                                                FOR THE
                                                                                                           NINE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                      -----------------------------
                                                                                                              (Unaudited)
                                                                                                          2001             2000
                                                                                                      -------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                             $   35,844        $  26,957

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in loans receivable, net                                                                  (274,494)        (362,886)
     Loans sold                                                                                            3,118           87,346
     Investment securities available for sale:
          Sales and redemptions                                                                           52,091           67,772
          Purchases                                                                                      (42,598)         (38,538)
     Mortgage-backed and mortgage-related securities held to maturity:
          Principal collected                                                                              2,108                -
     Mortgage-backed and mortgage-related securities available for sale:
          Sales and redemptions                                                                          428,606           14,542
          Principal collected                                                                             81,403           92,420
          Purchases                                                                                     (379,832)         (39,585)
    Purchases of Federal Home Loan Bank of New York stock, net                                            (9,044)          (5,485)
    Net addition to banking premises and equipment                                                          (615)          (1,241)
    Proceeds from sales of other real estate owned                                                           444              377
    Cash and cash equivalents acquired in South Jersey Financial Corp., acquisition, net                  13,382                -
                                                                                                      -------------    ------------
               Net cash used in investing activities                                                    (125,431)        (185,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                                             157,963          127,434
    Decrease in securities sold under repurchase agreements                                                    -          (79,000)
    Net increase in borrowings from the Federal Home Loan Bank                                            15,424          146,700
    Cash dividends paid on common stock                                                                  (12,770)         (10,224)
    Net proceeds from issuance of common stock upon exercise
       of stock options                                                                                      588              463
    Purchase of treasury shares                                                                          (33,146)         (49,871)
                                                                                                      -------------    ------------
               Net cash provided by financing activities                                                 128,059          135,502
                                                                                                      -------------    ------------
     Net increase/(decrease) in cash and cash equivalents                                                 38,472          (22,819)
     Cash and cash equivalents at beginning of period                                                     47,684           73,548
                                                                                                      -------------    ------------
     Cash and cash equivalents at end of period                                                       $   86,156        $  50,729
                                                                                                      =============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest on deposits and borrowed funds                                                          $   90,404        $  72,752
     Income taxes                                                                                          7,214           12,464

NON-CASH INVESTING ACTIVITIES:
    Securitization of mortgage loans                                                                  $  273,210        $       -
    Additions to other real estate owned, net                                                                106               88
    Additions to banking premises and equipment                                                               90                -

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

The unaudited consolidated financial statements included herein reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The results of operations for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year. Certain information and note disclosures normally included in the financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report and Form 10-K.

2. EARNINGS PER SHARE
   ------------------

Basic earnings per share ("EPS") is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted EPS is calculated using the same method as basic EPS, but reflects potential dilution of common stock equivalents. Shares of common stock held by the ESOP that have not been allocated to participants' accounts or are not committed to be released for allocation and non-vested 1998 Management Recognition Plan (the "MRP") shares are not considered to be outstanding for the calculation of basic EPS, however, a portion of such shares are considered in the calculation of diluted EPS as common stock equivalents of basic EPS. Basic and diluted weighted-average common shares outstanding were 23,843,517 and 24,815,482 shares, for the third quarter of fiscal 2001, respectively. For the nine months ended March 31, 2001, basic and diluted weighted-average common shares were 24,106,621 and 24,854,318 shares, respectively.

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

4. RECENT DEVELOPMENTS
   -------------------

On March 27, 2001, New York Community Bancorp, Inc. and the Company announced the signing of a definitive agreement under which the two companies will combine in a merger-of-equals. The transaction, which will be tax-free to the Company's shareholders, is expected to close in the third quarter of calendar 2001 pending shareholder and regulatory approval. Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, the Company will merge into New York Community Bancorp. Shareholders will receive
1.02 shares of New York Community Bancorp common stock in exchange for each share of the Company's common stock. On the announcement date, the transaction was valued at approximately $802 million. On a pro-forma basis, as of December 31, 2000, the combined companies had total assets of $8.8 billion; deposits of $5.7 billion and total stockholders' equity of $1.1 billion.

On February 27, 2001, the Company announced that it has reached a definitive agreement with Summit Bancorp ("Summit") and FleetBoston Financial Corp. ("Fleet"), to acquire five Summit branch offices located in Atlantic County, New Jersey. The acquisition of these branches will occur in conjunction with the government-mandated divestiture of deposits and loans following Summit's merger with Fleet. Under the terms of the agreement, Richmond will assume approximately $200 million in deposits and acquire $40 million in small business and consumer loans. Richmond will operate the Summit commercial banking offices through its South Jersey Bank division. In a separate transaction, Richmond has entered into a definitive agreement with Fleet to acquire Fleet's branch offices located on Staten Island, New York. Under the terms of this agreement, Richmond will assume approximately $100 million in deposits, of which 70% are core deposits (demand, money market and savings) and acquire $21 million in small business and consumer loans.

5. SUBSEQUENT EVENT
   ----------------

On April 18, 2001, the Company announced that its Board of Directors had authorized a quarterly cash dividend for the fiscal quarter ended March 31, 2001 in the amount of $0.18 per common share. The dividend will be payable on May 23, 2001, to shareholders of record on May 7, 2001.

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

FINANCIAL CONDITION

Total assets increased by $474.8 million, or 16.5%, to $3.4 billion at March 31, 2001 from June 30, 2000. The increase in overall assets was primarily due to the completion of the South Jersey acquisition with and into the Bank and a significant increase in deposit inflows. As of the acquisition date, South Jersey had total assets of approximately $314.7 million, total deposits of $240.9 million and total equity of $47.7 million.

The Bank continues to experience increased loan growth, and for the nine month period ended March 31, 2001, gross loans receivable increased by $135.6 million, or 8.5% on a non-annualized basis, to $1.7 billion, compared to $1.6 billion at June 30, 2000. The increase in gross loans was due primarily to originations of $409.3 million generated during the nine month period ended March 31, 2001 and $142.3 million of loans acquired through the acquisition of South Jersey, offset by the sale of $3.1 million of one- to four-family mortgage loans, securitizations of $272.8 million of one- to four-family mortgage loans and net amortization and prepayments of $140.1 million. As part of the Company's plan to diversify its loan portfolio and reduce its dependency on residential one- to four-family mortgage loans, during the first quarter of fiscal 2001 and in conjunction with the South Jersey acquisition, the Bank securitized $61.7 million of one- to four-family mortgage loans acquired from the South Jersey acquisition in exchange for a like amount of FHLMC pass-through securities, and recorded these securities in the Bank's securities portfolio. Additionally, in the third quarter of fiscal 2001, the Bank securitized an additional $211.1 million of one- to four-family mortgage loans in exchange for a like amount of FNMA pass-through securities, recorded these securities in the Bank's securities portfolio and subsequently sold approximately $69.4 million of the related securities. Loan originations for the nine month period ended March 31, 2001 were primarily comprised of multifamily and one- to four-family mortgage loans. Multifamily mortgage loan originations during the nine month period ended March 31, 2001 totaled $191.4 million, bringing the total multifamily loan portfolio to $703.0 million, or 41.2% of net loans at March 31, 2001. Total one- to four-family loan production for the nine month period ended March 31, 2001 was $166.2 million.

Mortgage-backed and mortgage-related securities increased by $253.0 million, or 33.1%, from $764.6 million at June 30, 2000 to $1.0 billion at March 31, 2001. The increase in mortgage-backed and mortgage-related securities were primarily the result of the aforementioned securitizations of $272.8 million of one- to four-family mortgage loans into FHLMC and FNMA pass-through securities, as well as $70.0 million of mortgage-backed and mortgage-related securities acquired from the South Jersey acquisition, offset in part by the sale of $428.6 million of mortgage-backed and mortgage-related securities and net amortization and prepayments of $81.4 million.

Investment securities at March 31, 2001 totaled $270.5 million, an increase of $13.0 million, or 5.1%, compared to $257.5 million at June 30, 2000.

Total liabilities at March 31, 2001 were $3.0 billion, an increase of $451.7 million, or 17.5%, from $2.6 billion at June 30, 2000. Total deposits increased by $399.8 million, or 22.3%, to $2.2 billion at March 31, 2001. Excluding the South Jersey acquisition, total deposits increased by $158.9 million, or 8.9%, to $1.9 billion at March 31, 2001. The Bank's core deposits increased $193.8 million, or 17.7%, at March 31, 2001 to $1.3 billion, resulting in a core deposit to total deposit ratio of approximately 58.9%. The increase in the Bank's core deposits was primarily attributable to a $31.9 million increase in demand deposits and a $162.0 million increase in savings, N.O.W. and Money market accounts. The Bank also experienced an increase of $206.0 million, or 29.7%, in certificates of deposit from $693.3 million at June 30, 2000 to $899.3 million at March 31, 2001. The increase in overall deposits was primarily the result of $240.9 million of deposits acquired through the South Jersey acquisition and an increase in certificates of deposit which was primarily attributable to increased marketing of such deposit products.

Additionally, the Bank continues to place a level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at March 31, 2001 and June 30, 2000, the Bank had total borrowings of $814.7 million and $773.7 million, respectively. In connection with the South Jersey acquisition, the Company acquired $27.6 million of borrowed funds. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage loans and mortgage-backed and mortgage-related securities with similar estimated maturities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

Total stockholders' equity increased by $23.1 million to $329.5 million at March 31, 2001 from $306.4 million at June 30, 2000. The overall increase was primarily due to earnings reported for the nine month period ended March 31, 2001 of $28.8 million, a $35.3 million increase in the fair value on securities available for sale, net of tax and the amortization of $3.9 million for the unallocated and unearned shares of common stock held by the Company's stock-related benefit plans. These increases were offset, in part by the repurchase of 1.5 million shares of the Company's common stock and year to date cash dividends paid of $12.8 million.

NON-PERFORMING ASSETS

Non-performing loans totaled $10.7 million, or 0.6% of total loans, net at March 31, 2001, as compared to $4.7 million, or 0.3% of total loans, at June 30, 2000. At March 31, 2001, the Bank's real estate owned consisted of foreclosed assets totaling $16,000, which at such date was comprised of a one- to four-family property.

At March 31, 2001, the Bank had $3.9 million of assets designated as "Substandard," consisting of 27 loans, no assets classified as "Doubtful," and four consumer loans classified as "Loss," respectively.

Non-accrual loans totaled $10.7 million as of March 31, 2001, which included 48 one- to four-family loans, with an aggregate balance of $4.5 million, seven non-residential loans totaling $1.5 million, seven construction loans totaling $3.2 million and 10 commercial loans totaling $1.5 million.

For the nine month periods ended March 31, 2001 and 2000, the Company's loan loss provision remained unchanged at $900,000. The Company's allowance for loan losses totaled $19.1 million at March 31, 2001 and $14.7 million at June 30, 2000, which represents a ratio of allowance for loan losses to non-performing loans of 178.4% and 311.5%, respectively. The Company continues to increase its overall loan loss reserves due to the increase in lending of all loan products. Management believes the allowance for loan losses at March 31, 2001 is adequate and sufficient reserves are presently maintained to cover potential losses. For the nine month period ended March 31, 2001, the Company experienced net charge-offs of $86,706.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001
AND 2000

GENERAL. The Company reported net income for the third quarter ended March 31, 2001 of $9.9 million, or diluted earnings per share of $0.40, an increase of 17.7% as compared to the $8.8 million, or diluted earnings per share of $0.34, reported for the same period last year.

INTEREST INCOME. The Company reported total interest income of $57.9 million for the third quarter ended March 31, 2001, representing an increase of $8.8 million, or 17.9%, as compared to the same period in 2000. The increase in interest income was attributable primarily to the growth in average interest-earning assets of $338.2 million and a 35 basis point increase in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of an increase in assets acquired from South Jersey, as well as deposit inflows.

Interest income on loans increased $5.6 million, or 19.1%, to $35.1 million for the third quarter ended March 31, 2001, as compared to the $29.5 million reported for the comparable period in 2000. This increase was the result of growth in the average balance of loans outstanding of $207.2 million, due primarily to increased originations of multifamily and one- to four-family real estate loans and loans acquired through the recently completed acquisition, and an increase in the average yield on the overall loan portfolio to 7.88% for the third quarter ended March 31, 2001, as compared to 7.49% for the same period in 2000.

Interest income on debt and equity securities increased $650,000, or 10.7%, from $6.1 million for the third quarter ended March 31, 2000, to $6.7 million for the same period in 2001. This increase is mainly attributable to the growth in the average balance of debt and equity securities, primarily investments in financial bonds and FHLB stock, as well as a 49 basis point increase in the average yield on the debt and equity portfolios.

Interest income on mortgage-backed and mortgage-related securities increased $2.3 million, or 16.9%, from $13.5 million reported for the third quarter ended March 31, 2000, to $15.8 million for the same period in 2001. This increase was due primarily to an increase in the average yield on the mortgage-backed and mortgage-related securities portfolio to 6.81% for the third quarter ended March 31, 2001, as compared to 6.54% for the same period in 2000.

INTEREST EXPENSE. Interest expense increased $5.4 million, or 21.3%, from $25.3 million for the third quarter ended March 31, 2000, to $30.7 million for the third quarter ended March 31, 2001. The average cost of the Bank's interest-bearing liabilities increased from 4.3% for the third quarter ended March 31, 2000, to 4.5% for the third quarter ended March 31, 2001. Interest expense on deposits increased $5.8 million, or 41.6%, from $13.9 million for the third quarter ended March 31, 2000, to $19.8 million for the third quarter ended March 31, 2001. The increase reflects a $392.2 million increase in the average balance of interest-bearing deposits, primarily attributable to a $242.0 million increase in the average balance of certificates of deposit and a $150.1 million increase in the average balance of money market, savings and N.O.W. deposit accounts. This increase is primarily attributable to deposits acquired through the completed South Jersey acquisition. In addition, the Bank's strategy over the past several years has been to attract more certificates of deposit through the offering of additional certificate of deposit products and related marketing of commercial deposit accounts.

Interest expense on borrowed funds for the third quarter ended March 31, 2001 was $11.0 million, a decrease of $403,000 as compared to the $11.4 million reported in the same period in 2000. The decrease in interest expense on borrowed funds is attributable to a decrease in the average balance of borrowed funds of $10.0 million as well as a 13 basis point decrease in the average cost on borrowed funds. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. As of March 31, 2001, the Bank had $814.7 million of borrowings outstanding, an increase of $41.0 million, or 5.3%, as compared to the $773.7 million of borrowings outstanding as of June 30, 2000. The Bank may continue to increase such emphasis on borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses for the three month periods ended March 31, 2001 and 2000 were $300,000. The provision for the third quarter ended March 31, 2001 was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, the introduction of new lending products by the Bank and the seasoning of such new products, as well as the level of its non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover future loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one- to four-family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

NON-INTEREST INCOME. Exclusive of net gains and losses from the sales of securities and loans, total non-interest income for the third quarter ended March 31, 2001 was $3.6 million, as compared to the $3.1 million reported for the same period in 2000. The increased level of non-interest income is primarily due to an overall increase in deposit fee income, fee income generated from the South Jersey acquisition, and advisory fee income from our investment in Peter
B. Cannell & Co. Inc.

NON-INTEREST EXPENSE. Non-interest expense totaled $15.2 million for the third quarter ended March 31, 2001, an increase of $2.3 million, or 17.6%, as compared to the $12.9 million reported for the same period of the prior year. The increased level of non-interest expense was mainly attributable to increased compensation and employee benefit expenses, goodwill amortization and other expenses associated with the South Jersey acquisition.

INCOME TAXES. The Company's effective consolidated tax rate for the third quarter ended March 31, 2001, was 35.7% as compared to 35.9% reported for the comparable period in 2000. The reduction of the Company's effective tax rate is primarily due to the Bank's utilization of various tax-planning strategies.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2001
AND 2000

GENERAL. The Company reported net income for the nine month period ended March 31, 2001 of $28.8 million, or core diluted earnings per share of $1.16, an increase of 19.6% as compared with $0.97 core earnings per share reported for the same period last year. Core earnings for the nine month periods ended March 31, 2001 and 2000 excludes net gains on sales of securities and loans of $67,000 and $734,000, respectively.

INTEREST INCOME. The Company reported total interest income of $168.4 million for the nine month period ended March 31, 2001, representing an increase of $24.0 million, or 16.7%, as compared to the same period in 2000. The increase in interest income was attributable primarily to the growth in average interest-earning assets of $303.0 million and a 34 basis point increase in the average yield on interest-earning assets. The overall increase in the level of interest-earning assets was primarily the result of an increase in assets acquired from South Jersey, as well as deposit inflows.

Interest income on loans increased $20.1 million, or 24.0%, to $103.6 million for the nine month period ended March 31, 2001, as compared to the $83.6 million reported for the comparable period in 2000. This increase was the result of growth in the average balance of loans outstanding of $394.0 million, due primarily to increased originations of multifamily and one- to four-family real estate loans and loans acquired through the recently completed acquisition, as well as an increase in the average yield on the overall loan portfolio to 7.82% for the nine month period ended March 31, 2001, as compared to 7.56% for the same period in fiscal 2000.

Interest income on debt and equity securities increased $1.6 million, or 8.5%, from $18.6 million for the nine month period ended March 31, 2000, to $20.2 million for the same period in 2001. This increase is mainly attributable to a 66 basis point increase in the average yield on the debt and equity portfolio.

Interest income on mortgage-backed and mortgage-related securities increased $2.0 million, or 4.8%, from $41.8 million reported for the nine month period ended March 31, 2000, to $43.8 million for the same period in 2001. This increase was due primarily to an increase in the average yield on the mortgage-backed and mortgage-related securities portfolio to 6.79% for the nine month period ended March 31, 2001, as compared to 6.50% for the same period in 2000.

INTEREST EXPENSE. Interest expense increased $16.7 million, or 23.0%, from $72.7 million for the nine month period ended March 31, 2000, to $89.4 million for the nine month period ended March 31, 2001. The average cost of the Bank's interest-bearing liabilities increased from 4.21% for the nine month period ended March 31, 2000, to 4.49% for the nine month period ended March 31, 2001. Interest expense on deposits increased $16.9 million, or 42.3%, from $39.9 million for the nine month period ended March 31, 2000, to $56.7 million for the nine month period ended March 31, 2001. The increase reflects a $354.9 million increase in the average balance of interest-bearing deposits, primarily attributable to a $226.4 million increase in the average balance of certificates of deposit and a $128.5 million increase in the average balance of money market, savings and N.O.W. deposit accounts. This increase can be primarily attributable to deposits acquired through the recently completed South Jersey acquisition. In addition, the Bank's strategy over the past several years has been to attract more certificates of deposit through the offering of additional certificate of deposit products and related marketing of commercial deposit accounts.

Interest expense on borrowed funds for the nine month period ended March 31, 2001 was $32.6 million, a decrease of $174,000 as compared to the $32.8 million reported in the same period in 2000. The decrease in interest expense on borrowed funds was primarily attributable to a decrease in the average balance of borrowed funds of $6.2 million, offset in part, by an increase in average cost of one basis point from the nine month period ended March 31, 2000. The Bank continues to place a greater level of emphasis on the utilization of borrowed funds to fund asset growth and to leverage the Bank's capital position to improve returns on equity. As of March 31,

2001, the Bank had $814.7 million of borrowings outstanding, an increase of $41.0 million, or 5.3%, as compared to the $773.7 million of borrowings outstanding as of June 30, 2000. The Bank may continue to increase such emphasis on borrowed funds, which may result in an increase in the Bank's overall cost of funds. The Bank's current strategy is to invest such borrowed funds primarily in mortgage-backed and mortgage-related securities. This strategy is intended to incrementally increase net interest income, although it may have the effect of incrementally decreasing net interest rate spread.

PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses for the nine month periods ended March 31, 2001 and 2000 were $900,000. The provision for the nine month period ended March 31, 2001 was based on management's evaluation of its loan portfolio and real estate market conditions. In particular, management considered the continued growth in the portfolio, the introduction of new lending products by the Bank and the seasoning of such new products, as well as the level of its non-performing loans. Management believes, based upon information currently available, that its allowance for loan losses is adequate to cover future loan losses. To the extent the Bank increases its investment in multifamily loans, commercial real estate, commercial and other loans, which entail higher risk than one- to four-family loans, the Bank may decide to increase its allowance for loan losses through additional loan loss provisions, which may adversely affect net income. In addition, if general economic conditions and real estate values within the Bank's primary lending area decline, the level of non-performing loans may increase, resulting in larger provisions for loan losses which, in turn, would also adversely affect net income.

NON-INTEREST INCOME. Exclusive of net gains and losses from the sales of securities and loans, total non-interest income for the nine month period ended March 31, 2001 was $11.1 million, as compared to the $9.8 million reported for the same period in 2000. The increased level of non-interest income is primarily due to an overall increase in deposit fee income, loan prepayment fees, fee income generated from the South Jersey acquisition, and advisory fee income from our investment in Peter B. Cannell & Co. Inc. Net gains reported for the nine month period ended March 31, 2000, were primarily due to net gains of $734,000 from the sale of equity and investment securities.

NON-INTEREST EXPENSE. Non-interest expense totaled $44.3 million for the nine month period ended March 31, 2001, an increase of $5.3 million, or 13.7%, as compared to the $39.0 million reported for the same period of the prior year. The increased level of non-interest expense was mainly attributable to increased compensation and employee benefit expenses, goodwill amortization and other expenses associated with the South Jersey acquisition.

INCOME TAXES. The Company's effective consolidated tax rate for the nine month period ended March 31, 2001, was 35.8% as compared to 36.3% reported for the comparable period in 2000. The reduction of the Company's effective tax rate is primarily due to the Bank's utilization of various tax-planning strategies.

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

The primary investing activities of the Bank are the origination of residential one- to four-family, multifamily and, to a lesser extent, commercial real estate, construction and development and other loans and the purchase of mortgage-backed and mortgage-related and investment securities. During the nine month periods ended March 31, 2001 and 2000, the Bank's loan originations totaled $409.3 million and $472.6 million, respectively. Purchases of mortgage-backed, mortgage-related and investment securities totaled $431.5 million and $83.6 million for the nine month periods ended March 31, 2001 and 2000, respectively. These activities were funded primarily by deposit growth and principal repayments and prepayments on loans, mortgage-backed and mortgage-related securities and investment securities and advances from the FHLB. As of March 31, 2001, the Bank experienced a net increase in total deposits of $399.8 million to $2.2 billion, or 22.3%, as compared to the $1.8 billion at June 30, 2000. Deposit flows are affected by the level of interest rates, products offered by local competitors and other factors.

The Bank closely monitors its liquidity position on a daily basis. Excess short-term liquidity is invested in overnight federal funds sold. In the event the Bank should require funds beyond its ability to generate them internally, additional sources of funds are available through repurchase agreements and advances from the FHLB. The Bank has placed a greater level of emphasis on the utilization of borrowed funds to fund asset growth. In this regard, at March 31, 2001, the Bank had total borrowings of $814.7 million. The Bank may continue to increase such emphasis, which may result in an increase in the Bank's average cost of funds.

Loan commitments totaled $202.9 million at March 31, 2001, and were comprised of $84.6 million in one- to four-family loan commitments, $14.7 million in commercial real estate loan commitments, $52.9 million in construction loan commitments, $14.9 million in commercial loan commitments, $26.1 million in home equity loan commitments, $4.5 million in multifamily loan commitments and $5.2 million in other loan commitments. In addition, management estimates that an increased level of loan commitments may arise as a result of the Multifamily Lending Division. Management of the Bank anticipates that it will have sufficient funds available to meet its current loan commitments. Certificates of deposit, which are scheduled to mature in less than one year from March 31, 2001, totaled $693.1 million. Based upon past experience and the Bank's current pricing strategy, management believes that a significant portion of such deposits will remain with the Bank.

At March 31, 2001, the Bank exceeded all of its regulatory capital requirements with a leveraged capital level of $231.6 million, or 6.8% of adjusted assets, which is above the required level of $136.6 million, or 4.0% of adjusted assets, and risk-based capital of $250.7 million, or 14.1% of adjusted assets, which exceeds the required level of $142.7 million, or 8.0% of adjusted assets.

The Company's most liquid assets are cash, due from banks and federal funds sold. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2001, cash, due from banks and federal funds sold totaled $86.2 million, or 2.6% of total assets.

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

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

ASSET AND LIABILITY MANAGEMENT AND THE MANAGEMENT OF INTEREST RATE RISK

Quantitative and qualitative disclosure about market risk is presented at June 30, 2000 in Item 7a. to the Company's Form 10-K, filed with the SEC on September 28, 2000. There have been no material changes in the Company's market risk at March 31, 2001 as compared to June 30, 2000. The following is an update of the discussion provided therein.

GENERAL. The Company's largest component of market risk continues to be interest rate risk. Substantially all of this risk continues to reside at the Bank level. The Bank still is not subject to foreign currency exchange or commodity price risk. At March 31, 2001, neither the Company nor the Bank owned any trading assets, nor did they participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments.

GAP ANALYSIS. At March 31, 2001, the Company's estimated one-year "gap" position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was a negative $686.4 million, representing a one-year interest sensitivity gap as a percentage of total assets of (20.5%). Accordingly, during a period of rising interest rates, the Company, having a positive gap position, would be in a better position to invest in higher yielding assets which, consequently, may result in the yield on its assets increasing at a pace more closely matching the increase in the cost of its interest-bearing liabilities than if it had a negative gap. During a period of falling interest rates, an institution with a positive gap would tend to have its assets repricing at a faster rate than one with a negative gap which, consequently, may tend to restrain the growth of its net interest income or result in a decrease in interest income.

INTEREST RATE RISK COMPLIANCE. The Company continues to monitor the impact of interest rate volatility upon net interest income and net portfolio value in the same manner as at June 30, 2000. There have been no changes in the Board of Directors' approved limits of acceptable variance in net interest income and net portfolio value at March 31, 2001, compared to June 30, 2000, and the projected changes continue to fall within the Board of Directors' approved limits at all levels of potential interest rate volatility.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.         LEGAL PROCEEDINGS
---------------------------------

The Company is not involved in any pending legal proceedings other than the routine legal proceedings occurring in the ordinary cause of business. Such routine legal proceeding in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS
           -----------------------------------------
           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------
           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------
           Not applicable.

ITEM 5.    OTHER INFORMATION
           -----------------
           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

(a)      EXHIBITS
         --------

           2.1 Agreement and Plan of Merger, dated as of March 27, 2001, by and between New York Community Bancorp. Inc. and Richmond County Financial Corp.*
           3.1    Certificate of Incorporation of Richmond County Financial
                  Corp.**
           3.2    Bylaws of Richmond County Financial Corp.*
          10.1 Stock Option Agreement, dated as of March 27, 2001, by and between New York Community Bancorp. Inc., as issuer, and Richmond County Financial Corp., as grantee*
          11.0    Statement re: Computation of Per Share Earnings.

            * Incorporated by reference from the Form 8-K filed on March 28, 2001.
           ** Incorporated by reference from the Form S-1 (Registration No. 333-37009), as amended, filed on October 2, 1997.


(b)      REPORTS ON FORM 8-K
         -------------------

         1. Form 8-K filed on March 9, 2001 reporting definitive agreements with Summit Bancorp and FleetBoston Financial Corp. to acquire branch offices of each institution.

         2. Form 8-K filed on March 28, 2001 regarding the merger with New York Community Bancorp. Inc.

                                  Exhibit Index
                                  -------------


Exhibit No.
-----------


11.0      Statement re: Computation of Per Share Earnings

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         RICHMOND COUNTY FINANCIAL CORP.
                                  (Registrant)


Date:  May 11, 2001                    By:      /s/ Michael F. Manzulli
                                                --------------------------------
                                                Michael F. Manzulli
                                                Chairman of the Board and
                                                Chief Executive Officer


Date:  May 11, 2001                     By:     /s/ Thomas R. Cangemi
                                                --------------------------------
                                                Thomas R. Cangemi
                                                Executive Vice President, Chief
                                                Financial Officer and Treasurer